Form 10-Q
period 1998-06-27
AMERISERVE FOOD DISTRIBUTION INC /DE/; DELTA TRANSPORTATION LTD; NORTHLAND TRANSPORTATION SERVICES INC; CHICAGO CONSOLIDATED CORP; AMERISERVE TRANSPORTATION INC
filed 1998-08-04
CIK 875612, 1043168, 1043170, 1043171, 1043172

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                         -------------------------------

                                   FORM 10-Q

                         -------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR



[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NUMBER: 19367

                       AMERISERVE FOOD DISTRIBUTION, INC.*
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                 75-2296149
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

        14841 DALLAS PARKWAY
          DALLAS, TX 75240                           (972) 338-7000
(Address of Principal Executive Offices)      (Registrant's Telephone Number,
                                                  Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  All shares of the registrant's common stock are held by one affiliate. As of August 4, 1998, there were 600 shares of common stock of the registrant outstanding.

                         -------------------------------

                        *TABLE OF ADDITIONAL REGISTRANTS


                                                        STATE OR OTHER
                                                        JURISDICTION OF         I.R.S. EMPLOYER
                                                         INCORPORATION          IDENTIFICATION
NAME, ADDRESS AND TELEPHONE NUMBER(1)                   OR ORGANIZATION             NUMBER
-------------------------------------                   ---------------         ---------------
Chicago Consolidated Corporation ......................   Illinois                 36-3691925

Northland Transportation Services, Inc ................   Nebraska                 39-1807312

Delta Transportation, Ltd .............................   Wisconsin                39-1411171

AmeriServe Transportation, Inc ........................   Nebraska                 91-1824117

----------
(1) The address of these registrants is 14841 Dallas Parkway, Dallas, TX 75240. The telephone number is (972) 338- 7000.


================================================================================

                       AMERISERVE FOOD DISTRIBUTION, INC.

                                 FORM 10-Q INDEX


Part I. Financial Information

  Item 1. Financial Statements:
     Condensed Consolidated Balance Sheets as of June 27, 1998 and December 27, 1997.............................    3
     Condensed Consolidated Statements of Operations for the three and six months ended
      June 27, 1998 and June 28, 1997 ...........................................................................    4
     Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 1998 and
      June 28, 1997 .............................................................................................    5
     Notes to Condensed Consolidated Financial Statements .......................................................    6

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................   10

Part II. Other Information

  Item 1. Legal Proceedings .....................................................................................   16

  Item 2. Changes in Securities .................................................................................   16

  Item 3. Defaults upon Senior Securities .......................................................................   16

  Item 4. Submission of Matters to a Vote of Security Holders ...................................................   16

  Item 5. Other Information .....................................................................................   16

  Item 6. Exhibits and Reports on Form 8-K ......................................................................   17


Signatures ......................................................................................................   19

Exhibits ........................................................................................................   20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       AMERISERVE FOOD DISTRIBUTION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS
                                                                      (Unaudited)
                                                                       JUNE 27,      DECEMBER 27,
                                                                         1998            1997
                                                                     ------------    ------------
Current assets:
  Cash and cash equivalents ......................................   $     12,405    $    231,131
  Accounts receivable ............................................         33,301          43,625
  Undivided interest in accounts receivable trust ................        288,156         154,371
  Allowance for doubtful accounts ................................        (26,854)        (15,566)
  Inventories ....................................................        264,990         150,148
  Other current assets ...........................................         32,695          23,768
                                                                     ------------    ------------
          Total current assets ...................................        604,693         587,477
Property and equipment, net ......................................        167,914         130,856
Intangible assets, net ...........................................      1,043,906         737,870
Other noncurrent assets ..........................................         15,453           6,118
                                                                     ------------    ------------
                                                                     $  1,831,966    $  1,462,321
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Current portion of long-term debt ..............................   $      6,538    $      5,019
  Accounts payable ...............................................        544,649         345,379
  Accrued and other current liabilities ..........................        152,775         101,219
                                                                     ------------    ------------
          Total current liabilities ..............................        703,962         451,617
Long-term debt ...................................................        924,764         874,219
Other noncurrent liabilities .....................................        120,007          38,430
Stockholder's equity:
  Common stock, $.01 par value per share; 10,000 shares
    authorized, 600 shares outstanding ...........................             --               6
  Preferred stock, $.01 par value per share; 10,000 shares
    authorized, none outstanding .................................             --              --
  Additional paid-in capital .....................................        224,609         174,603
  Accumulated deficit ............................................       (141,376)        (76,554)
                                                                     ------------    ------------
          Total stockholder's equity .............................         83,233          98,055
                                                                     ------------    ------------
                                                                     $  1,831,966    $  1,462,321
                                                                     ============    ============

                            See accompanying notes.

  Note: The balance sheet at December 27, 1997 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     ----------------------------   ------------------------------
                                                     JUNE 27, 1998  JUNE 28, 1997   JUNE 27, 1998    JUNE 28, 1997
                                                     -------------  -------------   -------------    -------------
Net sales ........................................   $  1,646,011    $    432,282    $  2,769,949    $    741,009
Cost of goods sold ...............................      1,489,736         391,458       2,502,746         668,544
                                                     ------------    ------------    ------------    ------------
Gross profit .....................................        156,275          40,824         267,203          72,465
Distribution, selling and administrative
  expenses .......................................        122,191          33,064         212,044          60,722
Depreciation of property and equipment............          6,866           2,351          12,547           4,092
Amortization of intangible assets ................          7,245           1,322          14,059           2,319
Impairment, restructuring and other
  unusual charges ................................         45,316              --          47,304              --
                                                     ------------    ------------    ------------    ------------
Operating income (loss) ..........................        (25,343)          4,087         (18,751)          5,332
                                                     ------------    ------------    ------------    ------------
Other income (expense):
Interest expense, net ............................        (19,523)         (4,078)        (36,850)         (7,243)
Loss on sale of accounts receivable...............         (5,427)             --          (9,015)             --
Interest income-affiliates .......................            166             152             318             237
                                                     ------------    ------------    ------------    ------------
                                                          (24,784)         (3,926)        (45,547)         (7,006)
                                                     ------------    ------------    ------------    ------------
Income (loss) before income taxes ................        (50,127)            161         (64,298)         (1,674)
Provision (benefit) for income taxes..............            300              20             524            (629)
                                                     ------------    ------------    ------------    ------------
Net income (loss) ................................   $    (50,427)   $        141    $    (64,822)   $     (1,045)
                                                     ============    ============    ============    ============

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                  -----------------------------
                                                                  JUNE 27, 1998   JUNE 28, 1997
                                                                  -------------   -------------
OPERATING ACTIVITIES:

Net loss .......................................................   $    (64,822)   $     (1,045)
Adjustments to reconcile net loss to net cash used for
operating activities:
  Depreciation and amortization ................................         26,606           6,411
  Impairment of property, equipment and other assets ...........         16,462              --
  Changes in assets and liabilities ............................        (77,998)        (13,909)
                                                                   ------------    ------------
Net cash used for operating activities .........................        (99,752)         (8,543)
                                                                   ------------    ------------

INVESTING ACTIVITIES:
Business acquired, net of cash acquired ........................       (313,501)             --
Capital expenditures ...........................................        (19,050)         (7,275)
Net cash transfers to affiliates ...............................         (5,288)         (5,971)
                                                                   ------------    ------------
Net cash used for investing activities .........................       (337,839)        (13,246)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
Net increase in borrowings under credit facilities .............         46,400          19,700
Proceeds from sale of accounts receivable ......................        125,000              --
Proceeds from capital contribution .............................         50,000              --
Proceeds from long-term debt ...................................             --           5,000
Repayments of long-term debt ...................................         (2,535)         (1,660)
                                                                   ------------    ------------
Net cash provided by financing activities ......................        218,865          23,040
                                                                   ------------    ------------
Net increase (decrease) in cash ................................       (218,726)          1,251
Cash at beginning of period ....................................        231,131           2,162
                                                                   ------------    ------------
Cash at end of period ..........................................   $     12,405    $      3,413
                                                                   ============    ============

Supplemental disclosures:
Cash paid during the period for:
  Interest .....................................................   $     45,251    $      7,317
  Income taxes, net of refunds .................................            378           2,443
Businesses acquired:
  Fair value of assets acquired ................................   $    744,405    $  1,069,117
  Cash paid/note payable issued ................................       (313,501)       (830,000)
                                                                   ------------    ------------
  Liabilities assumed ..........................................   $    430,904    $    239,117
                                                                   ============    ============
Noncash investing and financing activities:
  Capital expenditures through capital leases
     (included in long-term debt) ..............................   $      8,199    $     12,670



                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 27, 1998 (UNAUDITED)

1. INTERIM FINANCIAL DATA

  The accompanying unaudited condensed consolidated financial statements of AmeriServe Food Distribution, Inc. (the Company), a wholly owned subsidiary of Nebco Evans Holding Company (NEHC), have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the six months ended June 27, 1998 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 26, 1998. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

2. ACQUISITIONS

  On May 21, 1998, the Company acquired ProSource, Inc. (ProSource) for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Lone Star Steak House, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding for the transactions related to the acquisition was provided by expansion of the Company's Accounts Receivable Program to include ProSource accounts receivable ($125 million-see Note 4), a capital contribution to the Company from NEHC of $50 million and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method.

  Following is the preliminary ProSource purchase price allocation (the final purchase price allocation will be based on the final determination of the fair values of assets acquired and liabilities assumed):

                                                         (in millions)
               Accounts receivable ....................   $    224.3
               Inventories ............................        148.6
               Property and equipment .................         35.3
               Goodwill and other intangibles .........        318.5
               Other assets ...........................         17.6
               Accounts payable .......................       (303.9)
               Restructuring reserves .................        (59.2)
               Other liabilities ......................        (67.7)
                                                          ----------
                                                          $    313.5
                                                          ==========

  The restructuring reserves of $59.2 million were included in the preliminary purchase price allocation above in connection with the Company's business plan to integrate the operations of ProSource. The reserves represent accruals for costs to be incurred by the Company related to the termination of redundant employees ($27.7 million), lease termination costs in connection with the closing of duplicative facilities ($28.8 million) and certain other costs to exit ProSource activities ($2.7 million). See Note 3 for additional discussion.

  Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. (PFS) for $842 million in cash including direct costs. PFS distributed food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. The acquisition has been accounted for under the purchase method.

  The following unaudited pro forma results of operations for the six months ended June 27, 1998 assume the acquisition of ProSource occurred at the beginning of that period, and for the six months ended June 28, 1997 assume the acquisitions of both PFS and ProSource occurred at the beginning of that period.

                                                  SIX MONTHS ENDED
                                         ----------------------------------
                                         JUNE 27, 1998        JUNE 28, 1997
                                         -------------        -------------
                                                   (IN MILLIONS)
Net sales.......................         $   4,432.5           $   4,295.1
Net loss .......................         $     (70.9)          $    (110.8)

3. IMPAIRMENT, RESTRUCTURING AND OTHER UNUSUAL CHARGES

  Included in "Impairment, restructuring and other unusual charges" in the Condensed Consolidated Statements of Operations for the three and six months ended June 27, 1998 are the following:


                                                      THREE MONTHS       SIX MONTHS
                                                          ENDED             ENDED
                                                      JUNE 27, 1998     JUNE 27, 1998
                                                      -------------     -------------
                                                               (IN MILLIONS)
Impairment of property, equipment and
  other assets ........................................   $     16.5   $     16.5
Restructuring expense, principally exit costs
  for future lease terminations and employee
  severance ...........................................         17.4         17.4
Financing-related fees and other one-time
  indirect costs incurred in connection with
  the ProSource acquisition ...........................          4.6          4.6
Costs incurred to integrate acquired
  operations ..........................................          6.8          8.8
                                                          ----------   ----------
                                                          $     45.3   $     47.3
                                                          ==========   ==========


  The noncash impairment charge and the restructuring accrual noted above reflect actions to be taken with respect to the Company's existing facilities as a result of the ProSource acquisition. During the second quarter of 1998, management performed an extensive review of the existing and recently acquired ProSource operations with the objective of developing a business plan for the restructuring and consolidation of the organizations. The business plan, which was approved by the Company's Board of Directors in the second quarter, identified a number of actions designed to improve the efficiency and effectiveness of the combined organization's warehouse and transportation network and operations support infrastructure. These actions, which are expected to be substantially completed by mid-2000, include construction of new strategically located warehouse facilities, closures of a number of existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, centralization of support functions, reductions in workforce and relocation of employees.

  Included above are charges totaling $6.4 million (represents an updated estimate of the previously reported $7.5 million), which include costs related to future equipment lease terminations and employee severance, associated with the discontinuance of service to the Wendy's concept. As previously reported, the Company was informed by Wendy's International, Inc. (Wendy's), the franchiser of the Wendy's concept, that a competitor has been selected as its distributor in certain geographic markets and that Wendy's would begin to transfer the business of its company-owned units away from the Company beginning in August 1998. In addition, Wendy's has notified the Company that the Company will be removed as an authorized distributor to its franchisee operators during the third quarter of this year, resulting in the loss of the entire Wendy's business. The Company expects that the transfer of the company-owned and franchised business will be largely completed by the end of 1998. In total, the Company's net sales to the Wendy's concept, including ProSource net sales on a pro forma basis, were approximately $600 million in 1997, or 7% of total pro forma net sales of $8.9 billion. The Company expects that the loss of the Wendy's business will negatively impact the Company's future operating profits by $10-15 million on an annualized basis.

  The Company has been incurring certain costs arising from integration and consolidation actions associated with the PFS and previous acquisitions. These costs, which under current accounting rules are not considered exit costs and are expensed as incurred, have primarily consisted of start-up costs of new warehouse facilities and computer systems conversion, employee relocation and other costs to realign the operations support infrastructure.


4. ACCOUNTS RECEIVABLE PROGRAM

  Under a five-year Accounts Receivable Program (the Program) effective July 1997, the Company received $225 million upon the initial sale of accounts receivable to a wholly owned, special purpose, bankruptcy-remote subsidiary, AmeriServe Funding Corporation (Funding), and concurrent sale of the accounts receivable by Funding to AmeriServe Master Trust (the Trust). In connection with the acquisition of ProSource, the Company received additional proceeds of $125 million under the Program upon the sale of ProSource accounts receivable. The Trust has financed the purchases through the issuance of a total of $350 million in interest bearing certificates. As of June 27, 1998, accounts receivable sold to the Trust totaled $638.2 million and the undivided interest in the Trust (receivables sold less the $350 million proceeds to the Company) totaled $288.2 million. On July 30, 1998, the Company received additional proceeds under the Program of approximately $80 million upon completion of an amendment of the Program and implementation by the Company of additional reporting requirements.


5. CREDIT FACILITY

  On May 21, 1998, the Company entered into an amended credit agreement with a group of financial institutions that provides for a credit facility, expiring in 2003, of up to $200 million. The amended credit facility replaces the previous $150 million revolving credit facility. Interest rates on borrowings against the facility are indexed to certain key variable rates. Borrowings against the facility are supported by the Company's inventories of food and paper products and supplies. Restrictive covenants under the agreement include minimum interest coverage and maximum leverage. As of June 27, 1998, borrowings under the facility were $46.4 million, and $27.2 million in outstanding letters of credit were supported by the facility. On August 3, 1998, committed funds under the amended credit facility was increased to $220 million.


6. GUARANTOR SUBSIDIARIES

  The Company's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee the Company's $500 million 10 1/8% Senior Subordinated Notes and $350 million 8 7/8% Senior Notes.

  The guarantor subsidiaries are direct and indirect wholly owned subsidiaries of the Company. The Company and the guarantor subsidiaries conduct substantially all of the operations of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not separately presented because, in the opinion of management, such financial statements are not material to investors.

  The only significant subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust-see Note 4). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

  Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at June 27, 1998 and for the six months then ended for the guarantor subsidiaries of the Company (in thousands):


          Current assets ..............................   $ 192,922
          Current liabilities .........................     332,833
          Noncurrent assets ...........................     424,461
          Noncurrent liabilities ......................      85,782

          Net sales ...................................   $ 507,201
          Operating income ............................       5,013
          Net income ..................................       3,997

7. STOCK OPTION PLAN

    On May 19, 1998, NEHC adopted the 1998 Management Stock Option Plan (the
Plan). The Plan authorizes the issuance of up to one million shares of new Class A common stock of NEHC through exercise of non-qualified stock options granted primarily to key management employees of the Company. The shares offered have been registered under The Securities Act of 1933, as amended, through a Registration Statement on Form S-8 dated May 18, 1998.

    Under the Plan, the Compensation Committee of the Board of Directors may from time to time grant options, to be exercised within 10 years of the grant date, at a price generally not less than the fair market value of the shares, as determined by an independent appraisal firm.

    On May 20, 1998, 436,270 options at $32.75 per share were granted under the Plan. The options granted vest and become exercisable in two equal installments upon each of the third and fourth anniversaries of the grant date; however, in the event of an Initial Public Offering (as defined in the Plan), half of the then outstanding and unvested options would become vested.

    NEHC has elected to follow Accounting Principles Board Opinion No. 25 (APB
25) and related Interpretations in accounting for stock options. Under APB 25, because the exercise price of NEHC's stock options granted equals the fair market value of the underlying shares on the date of grant, no compensation expense has been recognized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  This quarterly report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

  AmeriServe Food Distribution, Inc. (the Company) is a foodservice distributor specializing in distribution to chain restaurants. The Company distributes a wide variety of food items as well as paper goods, cleaning and other supplies and equipment to approximately 36,000 restaurants. The Company's customers are principally franchisers/owners and/or franchisees in the Arby's, Burger King, Chick-fil-A, Dairy Queen, KFC, Long John Silver's, Pizza Hut, Sonic, Taco Bell and TCBY quick service restaurant systems and the Chili's, Lone Star Steak House, Olive Garden, Red Lobster and TGI Friday's casual dining restaurant systems.

  The Company is a wholly owned subsidiary of Nebco Evans Holding Company
(NEHC), which is an indirect subsidiary of Holberg Industries, Inc.

  On May 21, 1998, the Company acquired ProSource, Inc. (ProSource) for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Lone Star Steak House, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding for the transactions related to the acquisition was provided by expansion of the Company's accounts receivable program to include ProSource accounts receivable (proceeds of $125 million - see Note 4), a capital contribution to the Company from NEHC of $50 million and cash and cash equivalents on hand. Because of similarities in activities, the Company intends to consolidate certain operations of ProSource with those of the Company (see Notes 2 and 3). The acquisition has been accounted for under the purchase method; accordingly, five weeks of results for the former ProSource operations are included in the Company's operating results for the three and six months ended June 27, 1998.

  Effective June 11, 1997, the Company acquired the PFS Division of PepsiCo, Inc. (PFS) for $842 million in cash including direct costs. PFS distributed food products, supplies and equipment to franchised and company-owned restaurants in the Pizza Hut, Taco Bell and KFC systems, which were spun-off by PepsiCo, Inc. in October 1997 and are now operating as Tricon Global Restaurants, Inc. (Tricon). The acquisition has been accounted for under the purchase method. Twelve and twenty-four weeks of results for the former PFS operations are included in the Company's operating results for the three and six months ended June 27, 1998, respectively. Because of the relative sizes of the Company and PFS, which reported net sales of $741.0 million and $1.5 billion, respectively, for the first half of 1997, the comparisons of operating results presented below are significantly impacted by the PFS acquisition.

  In April 1997, the Company began providing foodservice distribution to approximately 2,600 Arby's restaurants under a three-year contract. While the majority of Arby's restaurants are serviced directly by the Company, some are serviced by other cooperating independent distributors.


RECENT DEVELOPMENTS

  As previously reported, the Company was informed by Wendy's International, Inc. (Wendy's), the franchiser of the Wendy's concept, that a competitor has been selected as its distributor in certain geographic markets and that Wendy's would begin to transfer the business of its company-owned units away from the Company beginning in August 1998. In addition, Wendy's has notified the Company that the Company will be removed as an authorized distributor to its franchisee operators during the third quarter of this year, resulting in the loss of the entire Wendy's business. The Company expects that the transfer of the company-owned and franchised business will be largely completed by the end of 1998. In total, the Company's net sales to the Wendy's concept, including ProSource net sales on a pro forma basis, were approximately $600 million in 1997, or 7% of total pro forma net sales of $8.9 billion. As a result of the loss of the Wendy's business, the Company has recorded a $6.4 million charge in the current quarter (represents an updated estimate of the previously reported $7.5 million-see Note 3). The Company expects that the loss of the Wendy's business will negatively impact the Company's future operating profits by $10-15 million on an annualized basis.

  The Company has been informed that a customer, Long John Silver's, has filed for bankruptcy protection under Chapter 11 of the federal bankruptcy laws. The Company has no current financial exposure as a result of the filing. Long John Silver's has announced a turnaround plan to improve operations and financial results. Including ProSource net sales on a pro forma basis, the Company's 1997 net sales to the Long John Silver's concept totaled approximately $270 million, or 3% of total pro forma net sales of $8.9 billion.


RESULTS OF OPERATIONS

  This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto in Item 1.

  The following table presents certain financial information of the Company, expressed as a percentage of net sales:


                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           -----------------------------------------------------------------------
                                                           JUNE 27, 1998       JUNE 28, 1997     JUNE 27, 1998       JUNE 28, 1997
                                                           -----------------------------------------------------------------------
        Net sales ................................             100.0%             100.0%             100.0%             100.0%
        Cost of goods sold .......................              90.5               90.6               90.4               90.2
        Gross profit .............................               9.5                9.4                9.6                9.8
        Distribution, selling and
         administrative expenses .................               7.4                7.6                7.7                8.2
        Operating income before
          depreciation, amortization and
          unusual charges ........................               2.1                1.8                2.0                1.6


Second Quarter and Year-to-Date 1998 Compared to the Same Periods of 1997:

  Net sales in 1998 increased $1.2 billion, or 281%, to $1.6 billion in the quarter and $2.0 billion, or 274%, to $2.8 billion year-to-date. The acquisition of PFS accounted for $791 million and $1.5 billion of the increases, respectively. The acquisition of ProSource accounted for $424 million of the increase in each of the periods. The remaining sales growth year-to-date was largely due to the addition of service to Arby's.

  Gross profit in 1998 increased $115.5 million, or 283%, to $156.3 million in the quarter and $194.7 million, or 269%, to $267.2 million year-to-date, due primarily to the acquisitions of PFS and ProSource. The gross profit margin of 9.5% was comparable to 1997 for the quarter but will decline in the future until the full effect of the ProSource acquisition is reflected in 1998 results, because of the relatively higher product case costs in ProSource's casual dining business as compared to other business. The margin decline of .2 of a point year-to-date to 9.6% is due to 1997's margin not reflecting the full impact of a sales mix shift towards business with higher product case costs that began in the second quarter of 1997.

  Distribution, selling and administrative expenses in 1998 increased $89.1 million, or 270%, to $122.2 million in the quarter and $151.3 million, or 249%, to $212.0 million year-to-date, due primarily to the acquisitions of PFS and ProSource. Distribution, selling and administrative expenses as a percent of net sales decreased .2 of a point for the quarter to 7.4% and .5 of a point to 7.7% year-to-date. This change reflects the impact of PFS' and ProSource's lower operating expense margin and, for the year-to-date, leveraging of the incremental Arby's business. Because of the relatively higher case sales price in ProSource's casual dining business as compared to other business, this margin will decline in the future until the full effect of the ProSource acquisition is reflected in 1998 results.

  Operating income in 1998 before depreciation of property and equipment, amortization of intangible assets and impairment, restructuring and other unusual charges increased $26.3 million to $34.1 million in the quarter and $43.4 million to $55.2 million year-to-date, due primarily to the acquisitions of PFS and ProSource. As a percent of net sales, this income measure rose .3 of a point to 2.1% for the quarter and .4 of a point to 2.0% year-to-date. This change was driven by the lower distribution, selling and administrative expense as a percent of net sales as discussed above.

  Depreciation of property and equipment in 1998 increased $4.5 million to $6.9 million in the quarter and $8.5 million to $12.5 million year-to-date, primarily reflecting the acquisitions of PFS and ProSource.

  Amortization of intangible assets in 1998 increased $5.9 million to $7.2 million in the quarter and $11.7 million to $14.1 million year-to-date, reflecting the amortization of the intangible assets arising from the PFS and ProSource purchase price allocations.

  Impairment, restructuring and other unusual charges totaled $45.3 million for the quarter and $47.3 million year-to-date. The charge includes writedowns of property and equipment, exit cost accruals for future lease terminations and employee severance, fees for bridge financing and expansion of the accounts receivable program and other one-time costs, all primarily related to the ProSource acquisition. Also included in this line item are costs to integrate prior acquisitions, which primarily consisted of start-up costs of new distribution centers, employee relocation expenses and computer system conversion costs, and costs related to the discontinuance of service to the Wendy's concept (as discussed above under Recent Developments). See Note 3 for further information.

  Interest expense, net of interest income, in 1998 increased $15.4 million to $19.5 million in the quarter and $29.6 million to $36.9 million year-to-date, reflecting interest on additional debt primarily to finance the acquisition of PFS.

  Loss on sale of accounts receivable of $5.4 million in the quarter and $9.0 million year-to-date relates to the Company's ongoing accounts receivable program effective July 1997. Under the program, accounts receivable are sold to a consolidated, wholly owned, special purpose, bankruptcy-remote subsidiary, which in turn sells the receivables to a master trust. The loss on sale of accounts receivable primarily represents the return to investors in certificates issued by the master trust to fund the purchases of the accounts receivable. In connection with the acquisition of ProSource, the Company expanded the program to include the accounts receivable of ProSource, resulting in additional proceeds to the Company of $125 million (see Note 4).

  Provision for income taxes in 1998 represents estimated current state income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, reflecting the Company's significant net operating loss carryforward position.

  Excluding impairment, restructuring and other unusual charges, the net loss in 1998 was $5.1 million in the quarter and $17.5 million year-to-date, as higher financing costs and amortization of intangibles more than offset the operating income of PFS and ProSource.


Comparison of Results of Operations on a pro forma basis:

This supplementary information is provided to enhance the analysis of results of operations. The following pro forma results represent the combined historical results of the Company, PFS and ProSource for the periods presented, without pro forma adjustments for the impact of the acquisitions of PFS and ProSource. These pro forma combined results do not purport to represent what the actual results would have been if the acquisitions of PFS and ProSource had occurred at the beginning of fiscal 1997.

                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                             -----------------------------------------   -----------------------------------------
                                             JUNE 27,              JUNE 28,              JUNE 27,              JUNE 28,
                                               1998        %         1997        %         1998        %         1997        %
                                             --------   --------   --------   --------   --------   --------   --------   --------
                                                                                 (IN MILLIONS)
    Net sales ............................   $2,316.3      100.0   $2,216.2      100.0   $4,430.0      100.0   $4,289.0      100.0
    Cost of goods sold ...................    2,106.8       91.0    2,015.7       91.0    4,031.4       91.0    3,897.5       90.9
                                             --------   --------   --------   --------   --------   --------   --------   --------
    Gross profit .........................      209.5        9.0      200.5        9.0      398.6        9.0      391.5        9.1
    Distribution, selling and
         administrative expenses .........      170.2        7.3      162.4        7.3      335.0        7.6      324.5        7.5
                                             --------   --------   --------   --------   --------   --------   --------   --------
    Operating income before
      depreciation, amortization
      and unusual charges ................   $   39.3        1.7   $   38.1        1.7   $   63.6        1.4   $   67.0        1.6
                                             ========   ========   ========   ========   ========   ========   ========   ========


  The net sales growth in 1998 of $100.1 million (4.5%) in the quarter and $141.0 million (3.3%) year-to-date was driven by the former ProSource operations, reflecting growth across all its major customers and the addition of the Lone Star Steak House business.

  Gross profit growth in 1998 of $9.0 million (4.5%) in the quarter and $7.1 million (1.8%) year-to-date was led by the net sales growth.

  Operating expenses in 1998 rose $7.8 million (4.8%) in the quarter and $10.5 million (3.2%) year-to-date, reflecting certain unusually low expenses in 1997 in the former PFS operations in connection with the anticipated sale of the business, as well as higher variable delivery expenses (largely wages).

    Operating expenses in 1998 included $.9 million and $1.8 million for the quarter and year-to-date, respectively, in management fees to Holberg Industries, Inc.

    The Company estimates that the pro forma results for 1998 reflect approximately $2.9 million and $6.0 million for the quarter and year-to-date, respectively, in distribution, selling and administrative cost inefficiencies in certain existing warehouse facilities (excluding ProSource) that have been or are targeted for closure or restructuring in accordance with the consolidation actions. Reliable estimates of such inefficiencies reflected in ProSource's results included above have not yet been developed.

LIQUIDITY AND CAPITAL RESOURCES

  Capital resources are expected to be sufficient to support ongoing business needs as well as activities to integrate acquisitions. These resources include cash provided by operating activities, capital and operating lease financing of new warehouse facilities and equipment, and a credit facility of up to $220 million (See Note 5). On July 30, 1998, the Company received additional proceeds under the Accounts Receivable Program of approximately $80 million upon completion of an amendment of the program and implementation by the Company of additional reporting requirements.


Year-to-Date 1998 Compared to Year-to-Date 1997:

  Net cash used for operating activities in 1998 increased $91.2 million to $99.8 million. This increase reflects unfavorable working capital changes, due primarily to timing of accounts payable payments, and higher interest payments, partially offset by the cash earnings generated by the PFS operations and, to a lesser extent, the ProSource operations.

  Net cash used for investing activities in 1998 increased $324.6 million to $337.8 million, reflecting the $313.5 million cash outlay for the ProSource acquisition. Capital expenditures in 1998 increased $11.8 million to $19.1 million, driven by the impact of the acquisition of PFS.

  Net cash provided by financing activities in 1998 reflected transactions to partially fund the ProSource acquisition. Borrowings under the credit facility reflect short-term funding of working capital requirements. Net cash provided by financing activities in 1997 reflected borrowings to support spending for additional warehouse capacity as well as inventory build-up for the Arby's business.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

Consolidation and Integration of Acquisitions

  The Company's acquisitions of PFS and ProSource present opportunities to significantly improve operating efficiencies of the combined businesses by eliminating redundant facilities, achieving warehouse economies of scale with new and larger facilities, improving truck fleet utilization through increased deliveries per route and leveraging the operations support infrastructure.

  The Company had previously identified several actions to consolidate and integrate the PFS business and has identified additional such actions related to the ProSource business. These actions include construction of new warehouse facilities, closures of a number of existing warehouse facilities and expansions of others, dispositions of property and equipment, conversions of computer systems, centralization of support functions, reductions in workforce and relocation of employees. The Company currently intends to maintain a largely standalone distribution network and operations support infrastructure for the casual dining business of ProSource.

  Under current accounting rules, certain costs associated with these actions, principally asset writedowns and exit cost accruals for lease terminations and employee severance, have been accounted for as part of the PFS and ProSource purchase price allocations or the restructuring charges recorded in the third quarter of 1997 and the current quarter. Other incremental costs associated with the actions that do not qualify as exit costs are expensed as incurred and reported as costs incurred to integrate acquired operations in the consolidated statements of operations.

  The Company is in the early stages of the consolidation and integration plan. Because of the ProSource acquisition, the estimated completion date of the actions identified in the plan has been extended to mid-2000. Future results will be negatively impacted by the integration costs to be expensed as incurred. Such integration costs include start-up costs of new facilities and other temporary inefficiencies arising from the warehouse and transportation network reconfiguration, as well as incremental expenses associated with the consolidation of the operations support infrastructure. Total cash integration costs to be expended over the remaining consolidation period are difficult to estimate but are expected to be in the range of $25-50 million.

  While management believes it has the resources to meet its objectives, the ultimate level and timing of cost efficiencies to be achieved upon the completion of the consolidation actions are subject to the Company's ability to manage through the complexities of the consolidation and respond to unanticipated events. Ultimate cost savings expected to be achieved after completion of the consolidation and integration actions are estimated to be approximately $100 million annually.


Computer Systems and Potential Year 2000 Issue

  An important component of the consolidation effort is the replacement of most existing management information systems with a new integrated software platform and hardware configuration. The new computer system will complement the consolidation effort by providing the flexibility to support the varied processes of the combined business as well as allowing greater centralization of support functions. The Company expects to incur significant internal staff costs as well as significant consulting and other expenditures to implement the new system. Another critical benefit of the new system is that it replaces applications that are not Year 2000 compliant. The implementation of the new system is underway and expected to be completed in mid-1999. Because of the Year 2000 issue, a delay in the implementation of the new system could have a significant adverse impact on the Company's operations. Further, the Company is working with vendors and customers who are at various stages in analyzing this issue. There can be no assurance that the systems of other companies that the Company's systems rely on or interface with will be timely converted. While the cost to implement the new system is significant (approximately $55-60 million), the anticipated expenses to resolve Year 2000 issues with other peripheral systems used by the Company are not expected to be significant.

  With respect to ProSource, the Company intends to integrate the quick service operations prior to 2000 so as to allow the Company's new computer system to support that business. The systems supporting the casual dining business are being replaced and/or upgraded to be Year 2000 compliant on all significant applications by early 1999.

Industry and Customer Risk

  The Company's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice distribution industries and in the economy, generally. The trend of consolidation in the Company's segment of the foodservice distribution industry, as evidenced by the Company's acquisition activity, may further intensify competitive pressures and negatively impact relationships between the Company and its existing customers. While the Company will take appropriate actions to retain desired business, some loss of customers during this transition period is expected. Management believes that completion of the consolidation and integration plan will enhance the Company's position as one of the most efficient distributors in its industry and, therefore, highly competitive in pricing and customer service.

   The Company provides foodservice distribution to Tricon-owned restaurants under a five-year exclusive distribution agreement effective July 1997. The Company is subject to the inherent risk of customer concentration, as approximately 25% of net sales, including ProSource net sales on a pro forma basis, are to Tricon. Tricon is actively engaged in the sale to franchisees of company-owned restaurants covered by the distribution agreement. While the distribution agreement provides that prior to sales of Pizza Hut and Taco Bell restaurants, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results. In addition, the Company's future results may be impacted by the planned closure of poorly performing restaurants announced by Tricon in December 1997.


Risk of Leverage

  The Company is and will continue to be highly leveraged as a result of the indebtedness incurred primarily in connection with the acquisition of PFS. The Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

  For additional factors that could cause the Company's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in the Company's Post-Effective Amendment No. 1 on Form S-1 to the Form S-4 Registration Statement, filed with the Securities and Exchange Commission on April 10, 1998.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  None

ITEM 2. CHANGES IN SECURITIES

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits


 EXHIBIT
  NUMBER                        DESCRIPTION
----------    ----------------------------------------------------
     3.1    - Amended and Restated Certificate of Incorporation of AmeriServe
              Food Distribution, Inc. (formerly AmeriServ Food Company,
              successor to AmeriServe Food Distribution, Inc.), (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form
              10-K filed March 28, 1998.)

     3.3    - Articles of Incorporation of AmeriServe Transportation, Inc.
              (incorporated by reference to Exhibit 3.5 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.4 - By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration
              Statement of Form S-4 No. 333-33225 filed August 8, 1997).

     3.5    - Articles of Incorporation of Chicago Consolidated Corporation
              (incorporated by reference to Exhibit 3.7 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.6 - By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration
              Statement on Form S-4 No. 333-33225 filed August 8, 1997).

     3.7    - Articles of Incorporation of Northland Transportation Services,
              Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.8 - By-Laws of Northland Transportation Services, Inc. (incorporated by reference to Exhibit 3.10 to the Registrant's Registration statement on Form S-4 No. 333-33225 filed August 8, 1997).

     3.9    - Articles of Incorporation of Delta Transportation, Ltd.
              (incorporated by reference to Exhibit 3.13 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.10 - By-Laws of Delta Transportation, Ltd. (incorporated by reference to Exhibit 3.14 to the Registrant's Registration Statement on Form
              S-4 No. 333-33225 filed August 8, 1997).

     4.1 - Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust
              Company, with respect to the Senior Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-4 No. 333-38337 filed October 21, 1997).

     4.2    - Supplemental 8 7/8% New Senior Notes Indenture, dated as of
              December 23, 1997, by and among AmeriServe Food Distribution,
              Inc., AmeriServ Food Company, and State Street Bank and Trust
              Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated December 28,
              1997).

     4.3 - Second Supplemental 8 7/8% New Senior Notes Indenture, dated as of May 21, 1998, by and among AmeriServe Food Distribution, Inc.
              and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 21, 1998).

     4.4 - Supplemental 10 1/8% New Senior Subordinated Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
              Distribution, Inc., AmeriServ Food Company, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to The Registrant's Current Report on Form 8-K, dated
              December 28, 1997).

     4.6    - Second Supplemental 10 1/8% New Senior Subordinated Notes
              Indenture, dated as of May 21, 1998, by and among AmeriServe Food
              Distribution, Inc. and State Street Bank and Trust Company
              (incorporated by reference to Exhibit 4.3 to the Registrant's
              Current Report on Form 8-K dated May 21, 1998).

     27.1   - Financial Data Schedule.*

----------
* Filed herewith.

   (b)   Reports on Form 8-K.

     During the second quarter of 1998, the Company and each of the Subsidiary Guarantors filed the following:

     1. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 1998 disclosing, under Item 5, notifications received from a customer, Wendy's International, Inc., indicating the customer's intent to transfer its business to a competitor and to influence its franchisee operators to transfer their business to the competitor.

     2. Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 1998 disclosing, under Item 2, the consummation of the acquisition of ProSource, Inc. on May 21, 1998 and, under Item 5, the execution of agreements on May 21, 1998, pursuant to which ProSource, Inc. and certain of its subsidiaries became guarantors of the Company's $500 million 10 1/8% Senior Subordinated Notes and $350 million 8 7/8% Senior Notes.

Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               AmeriServe Food Distribution, Inc. (Registrant)

Date:  August 4, 1998                     /s/ John V. Holten,
                                          Chairman and Chief Executive
                                          Officer

Date:  August 4, 1998                     /s/ Diana M. Moog,
                                          Executive Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS


 EXHIBIT
  NUMBER                        DESCRIPTION
----------    ----------------------------------------------------
     3.1    - Amended and Restated Certificate of Incorporation of AmeriServe
              Food Distribution, Inc. (formerly AmeriServ Food Company,
              successor to AmeriServe Food Distribution, Inc.), (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form
              10-K filed March 28, 1998.)

     3.3    - Articles of Incorporation of AmeriServe Transportation, Inc.
              (incorporated by reference to Exhibit 3.5 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.4 - By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's Registration
              Statement of Form S-4 No. 333-33225 filed August 8, 1997).

     3.5    - Articles of Incorporation of Chicago Consolidated Corporation
              (incorporated by reference to Exhibit 3.7 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.6 - By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's Registration
              Statement on Form S-4 No. 333-33225 filed August 8, 1997).

     3.7    - Articles of Incorporation of Northland Transportation Services,
              Inc. (incorporated by reference to Exhibit 3.9 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.8 - By-Laws of Northland Transportation Services, Inc. (incorporated by reference to Exhibit 3.10 to the Registrant's Registration statement on Form S-4 No. 333-33225 filed August 8, 1997).

     3.9    - Articles of Incorporation of Delta Transportation, Ltd.
              (incorporated by reference to Exhibit 3.13 to the Registrant's
              Registration Statement on Form S-4 No. 333-33225 filed August 8,
              1997).

     3.10 - By-Laws of Delta Transportation, Ltd. (incorporated by reference to Exhibit 3.14 to the Registrant's Registration Statement on Form
              S-4 No. 333-33225 filed August 8, 1997).

     4.1 - Indenture, dated as of October 15, 1997, by and among the Company, the Subsidiary Guarantors and State Street Bank and Trust
              Company, with respect to the Senior Notes (incorporated by reference to Exhibit 4.1 to the Registrant's Registration
              Statement on Form S-4 No. 333-38337 filed October 21, 1997).

     4.2    - Supplemental 8 7/8% New Senior Notes Indenture, dated as of
              December 23, 1997, by and among AmeriServe Food Distribution,
              Inc., AmeriServ Food Company, and State Street Bank and Trust
              Company, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K, dated December 28,
              1997).

     4.3 - Second Supplemental 8 7/8% New Senior Notes Indenture, dated as of May 21, 1998, by and among AmeriServe Food Distribution, Inc.
              and State Street Bank and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated May 21, 1998).

     4.4 - Supplemental 10 1/8% New Senior Subordinated Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
              Distribution, Inc., AmeriServ Food Company, and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to The Registrant's Current Report on Form 8-K, dated
              December 28, 1997).

     4.6    - Second Supplemental 10 1/8% New Senior Subordinated Notes
              Indenture, dated as of May 21, 1998, by and among AmeriServe Food
              Distribution, Inc. and State Street Bank and Trust Company
              (incorporated by reference to Exhibit 4.3 to the Registrant's
              Current Report on Form 8-K dated May 21, 1998).

     27.1   - Financial Data Schedule.*


----------
* Filed herewith.