Form 10-Q
period 1999-03-27
AMERISERVE FOOD DISTRIBUTION INC /DE/
filed 1999-05-11
CIK 875612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ---------------------

                                   FORM 10-Q

    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1999

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

                             ---------------------

     Former name, address and fiscal year, if changed since last report:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     All shares of the registrant's common stock are held by one affiliate. As of May 11, 1999, there were 600 shares of common stock of the registrant outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERISERVE FOOD DISTRIBUTION, INC.

                                FORM 10-Q INDEX

Part I. Financial Information
  Item I. Financial Statements (Unaudited):
     Condensed Consolidated Balance Sheets as of March 27,
      1999 and December 26, 1998............................    2
     Condensed Consolidated Statements of Operations for the
      three months ended March 27, 1999 and March 28,
      1998..................................................    3
     Condensed Consolidated Statements of Cash Flows for the
      three months ended March 27, 1999 and March 28,
      1998..................................................    4
     Notes to Condensed Consolidated Financial Statements...    5
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............    8
  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.......................................   17
Part II. Other Information
  Item 1. Legal Proceedings.................................   18
  Item 2. Changes in Securities.............................   18
  Item 3. Defaults upon Senior Securities...................   18
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   18
  Item 5. Other Information.................................   18
  Item 6. Exhibits and Reports on Form 8-K..................   18
Signatures..................................................   21
Exhibits....................................................

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       AMERISERVE FOOD DISTRIBUTION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                               MARCH 27,    DECEMBER 26,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
Current assets:
  Cash and cash equivalents.................................  $      581     $    4,667
  Accounts receivable.......................................      39,049         55,402
  Undivided interest in accounts receivable trust...........     202,305        208,451
  Allowance for doubtful accounts...........................     (23,547)       (23,852)
  Inventories...............................................     286,048        292,255
  Other current assets......................................      28,637         13,835
                                                              ----------     ----------
          Total current assets..............................     533,073        550,758
Property and equipment, net.................................     236,120        224,516
Intangible assets, net......................................   1,104,913      1,087,079
Other noncurrent assets.....................................      26,165         24,970
                                                              ----------     ----------
                                                              $1,900,271     $1,887,323
                                                              ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities:
  Current portion of long-term debt.........................  $   12,178     $    8,649
  Accounts payable..........................................     703,061        699,788
  Accrued and other current liabilities.....................     179,161        183,671
                                                              ----------     ----------
          Total current liabilities.........................     894,400        892,108
Long-term debt..............................................     941,996        902,600
Other noncurrent liabilities................................      90,891         91,533
Stockholder's equity (deficit):
  Common stock, $.01 par value per share; 10,000 shares
     authorized, 600 shares outstanding.....................          --             --
  Paid-in capital...........................................     249,609        224,609
  Accumulated deficit.......................................    (276,625)      (223,527)
                                                              ----------     ----------
          Total stockholder's equity (deficit)..............     (27,016)         1,082
                                                              ----------     ----------
                                                              $1,900,271     $1,887,323
                                                              ==========     ==========

                            See accompanying notes.

Note: The balance sheet at December 26, 1998 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                                THREE MONTHS ENDED
                                                              -----------------------
                                                              MARCH 27,    MARCH 28,
                                                                 1999         1998
                                                              ----------   ----------
Net sales...................................................  $2,014,469   $1,123,938
Cost of goods sold..........................................   1,838,857    1,013,010
                                                              ----------   ----------
Gross profit................................................     175,612      110,928
Distribution, selling and administrative expenses...........     155,957       89,853
Depreciation of property and equipment......................       9,777        5,681
Amortization of intangible assets...........................      12,090        6,814
Restructuring and other unusual costs.......................      22,528        1,988
                                                              ----------   ----------
Operating income (loss).....................................     (24,740)       6,592
Other income (expense):
  Interest expense, net.....................................     (21,070)     (17,327)
  Loss on sale of accounts receivable.......................      (7,049)      (3,588)
  Interest income -- affiliates.............................         234          152
                                                              ----------   ----------
                                                                 (27,885)     (20,763)
                                                              ----------   ----------
Loss before income taxes....................................     (52,625)     (14,171)
Provision for income taxes..................................         473          224
                                                              ----------   ----------
Net loss....................................................  $  (53,098)  $  (14,395)
                                                              ==========   ==========

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 27,   MARCH 28,
                                                                1999        1998
                                                              ---------   ---------
Operating Activities:
  Net loss..................................................  $(53,098)   $(14,395)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................    21,867      12,495
     Changes in assets and liabilities......................   (29,231)    (63,683)
                                                              --------    --------
  Net cash used for operating activities....................   (60,462)    (65,583)
                                                              --------    --------
Investing Activities:
  Capital expenditures......................................   (15,627)     (4,550)
  Net cash transfers to affiliates..........................      (139)     (8,859)
                                                              --------    --------
  Net cash used for investing activities....................   (15,766)    (13,409)
                                                              --------    --------
Financing Activities:
  Net increase in borrowings under revolving line of
     credit.................................................    40,100          --
  Proceeds from capital contribution........................    25,000          --
  Proceeds from sale of accounts receivable.................    10,000          --
  Repayments of capital lease obligations...................    (2,958)       (388)
                                                              --------    --------
  Net cash provided by (used for) financing activities......    72,142        (388)
                                                              --------    --------
  Net decrease in cash......................................    (4,086)    (79,380)
  Cash at beginning of period...............................     4,667     231,131
                                                              --------    --------
  Cash at end of period.....................................  $    581    $151,751
                                                              ========    ========
  Supplemental disclosures:
     Cash paid during the period for:
       Interest.............................................  $ 28,239    $ 25,875
       Income taxes, net of refunds.........................  $     83    $     67
     Noncash investing and financing activities:
       Capital expenditures through capital leases (included
        in long-term debt)..................................  $  8,700    $    904

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 27, 1999 (UNAUDITED)

1. INTERIM FINANCIAL DATA

     The accompanying unaudited Condensed Consolidated Financial Statements of AmeriServe Food Distribution, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the three-month period ended March 27, 1999 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 25, 1999. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

     Certain amounts previously presented in the financial statements of the prior year have been reclassified to conform to the current year presentation.

2. ACQUISITION

     On May 21, 1998, the Company acquired ProSource, Inc. (ProSource) for $313.5 million in cash, including repayment of ProSource's existing indebtedness. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. The acquisition has been accounted for under the purchase method. Thirteen weeks of operating results of a substantial majority of the former ProSource operations are included in the Company's operating results for the three months ended March 27, 1999. The Company is in the process of conforming certain business (including the former ProSource operations) to an accounting calendar with 12 weeks in each of the first three quarters of the year and 16 weeks in the fourth quarter. Certain former ProSource operations have been converted to the new calendar as of March 27, 1999. The conversion will be completed in 2000.

     The following unaudited pro forma results of operations for the three months ended March 28, 1998 assume the acquisition of ProSource occurred at the beginning of that period (in thousands):

Net sales...............................   $2,113,702
Net loss................................      (16,031)

     This information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the period presented.

3. RESTRUCTURING AND OTHER UNUSUAL COSTS

     In 1998, the Company completed a restructuring plan identifying a number of actions to consolidate and integrate the operations of ProSource and PFS, a Division of PepsiCo, Inc., acquired effective June 1997. The restructuring plan is designed to reduce operating costs by eliminating cost redundancies arising from the acquisitions, leveraging warehouse economies of scale, increasing delivery fleet utilization and centralizing and standardizing support processes.

     The restructuring plan includes currently ongoing activities to consolidate the quick service operations, which represent a substantial majority of the actions and are expected to be completed by mid-2000.

                       AMERISERVE FOOD DISTRIBUTION, INC.

Additional actions to integrate the casual dining operations will be largely completed during 2000. The actions under the plan include construction of new strategically located, state-of-the-art warehouse facilities, closures of a number of existing warehouse facilities and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the Dallas, Texas headquarters.

     Certain costs associated with these actions, principally exit costs for warehouse and other facility lease terminations and employee severance, were previously accrued for as part of the ProSource and PFS purchase price allocations or the restructuring charges recorded in 1998 and 1997. Other incremental integration costs associated with the restructuring plan that do not qualify as exit costs are expensed as incurred and included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations. These integration costs relate primarily to start-up of new warehouse facilities and other actions to facilitate the warehouse network consolidation, delivery fleet modifications and activities to realign and centralize administrative and other support functions.

     Approximately $119 million in cash exit costs related to the restructuring plan have been reserved for through the previously recorded purchase price allocations and restructuring charges. Through March 27, 1999, approximately $22 million in payments have been charged to the reserves. There have been no material adjustments to the reserves.

     In conjunction with the restructuring plan, the Company is in the process of implementing a major new computer software and hardware platform, which facilitates the standardization of warehouse operations and support processes and reduces the Company's exposure to the Year 2000 computer code problem. The noncapitalized costs to develop and implement the new system, as well as costs to remediate computer code of existing systems for the Year 2000 issue, are included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations.

4. LONG-TERM DEBT

     In 1998, the Company secured a revolving credit facility, expiring in May 2003, of up to $220 million. An amendment to the credit facility completed on March 24, 1999 provides that availability under the facility is impacted only by the amount of letters of credit in excess of $30 million. Availability under the facility is linked to levels of the Company's inventories of food and paper products and supplies. At March 27, 1999, the availability under the facility was $154.7 million, before borrowings and letters of credit at that date of $44.1 million and $5.3 million, respectively.

5. ACCOUNTS RECEIVABLE PROGRAM

     Under the Company's ongoing Accounts Receivable Program (the Program) that expires in December 2001, a substantial majority of the trade accounts receivable generated by the Company are sold on a daily basis to AmeriServe Funding Corporation (Funding), a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary. The purchases by Funding are financed through the sale of the receivables by Funding to AmeriServe Master Trust (the Trust) in exchange for cash and an undivided interest in the Trust. The initial purchases of accounts receivable by the Trust were funded through the issuances of a series of interest-bearing investor certificates by the Trust. Subsequent purchases are funded daily by collections on previously acquired accounts receivable. As liquidity available under the Program changes with seasonal or other fluctuations in accounts receivable levels, the amount of investor certificates outstanding is adjusted. The "Loss on sale of accounts receivable" in the Condensed Consolidated Statements of Operations largely represents the return to investors in the certificates.

     The Program provides up to $485 million in capacity. Because of the linkage to accounts receivable levels, the availability at March 27, 1999 was $455 million, all of which the Company had received in proceeds

                       AMERISERVE FOOD DISTRIBUTION, INC.

as of that date. The proceeds reflected $657.3 million of accounts receivable sold less Funding's undivided interest in the assets of the Trust of $202.3 million.

6. GUARANTOR SUBSIDIARIES

     The Company's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee the Company's $500 million 10 1/8% Senior Subordinated Notes and $350 million 8 7/8% Senior Notes.

     The guarantor subsidiaries are direct, wholly owned U.S. subsidiaries of the Company. The Company and the guarantor subsidiaries conduct the substantial majority of the operations of the Company and its subsidiaries on a consolidated basis. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

     The only material subsidiary of the Company that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (the Trust -- see Note 5). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of the Company, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at March 27, 1999 and for the three months then ended for the guarantor subsidiaries of the Company (in thousands):

Current assets............................................  $ 30,889
Current liabilities.......................................    10,559
Noncurrent assets.........................................    70,653
Noncurrent liabilities....................................    23,931

Net sales.................................................  $113,894
Operating income..........................................     1,521
Net income................................................     1,446

7. STOCKHOLDER'S EQUITY

     On March 24, 1999, Nebco Evans Holding Company, the Company's parent, provided a $25 million cash capital contribution to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the date hereof. AmeriServe Food Distribution, Inc. (the Company) undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

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

     Nebco Evans Holding Company (NEHC) is the parent of the Company, which comprises substantially all of the operations of NEHC. NEHC is an indirect subsidiary of Holberg Industries, Inc., a privately held diversified service company. In addition to NEHC, Holberg has subsidiaries operating within the parking services industry in North America.

ACQUISITION

     On May 21, 1998, the Company acquired ProSource for $313.5 million in cash, which reflected $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997 and $989.8 million for the first quarter of 1998, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million in proceeds from the sale of ProSource accounts receivable (see Note 5 to the Condensed Consolidated Financial Statements), a $50 million capital contribution to the Company from NEHC and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method. Thirteen weeks of results for a substantial majority of the former ProSource operations are included in the Company's reported operating results for the three months ended March 27, 1999. Certain former ProSource operations have been converted to an accounting calendar with 12 weeks in the quarter -- see discussion below under "Accounting Calendar." The comparisons of reported operating results for the first quarter 1999 to the first quarter 1998 presented below under "Results of Operations" are significantly impacted by the acquisition of ProSource.

BUSINESS RESTRUCTURING

     The Company has experienced rapid growth as a result of the acquisitions of ProSource and, effective June 1997, the PFS Division of PepsiCo, Inc. (PFS), both large foodservice distribution companies with national scope specializing in the chain restaurant segment of the U.S. foodservice industry.

     These acquisitions have resulted in redundancies in the Company's warehouse facilities, truck delivery routes and administrative and other support functions. The Company has developed a business restructuring plan to consolidate and integrate the acquired businesses. Actions identified in the plan include construction of new strategically located state-of-the-art warehouse facilities, closures of a number of existing warehouse facilities and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the Dallas, Texas headquarters.

     Completion of the plan is expected to significantly increase operating efficiencies through warehouse economies of scale, increased delivery fleet utilization and centralized, standardized support processes. Implementation of a major new computer software and hardware platform (discussed below under "Computer Systems and Year 2000 Issue") will facilitate the streamlining of warehouse operations and support processes.

     The Company will complete the plan in two phases. The first phase, which represents a substantial majority of the restructuring actions, is the consolidation of the quick service business. The integration of the casual dining business, as discussed below, is the second phase. Cost savings from the quick service consolidation actions are expected to build over time, reaching a run rate of approximately $100 million annually upon the anticipated completion of this phase in mid-2000. The Company may take additional restructuring actions as the warehouse network continues to be assessed for optimum efficiency.

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

     The Company is on schedule in its restructuring plan. As of May 7, 1999, the Company has closed 19 quick service warehouse facilities and transferred the business to new or existing facilities. Another 17 closures are planned for the balance of 1999. Four warehouse facilities have been expanded and/or significantly reconfigured, and four of the remaining five planned for completion in 1999 are in process and on schedule. Operations have commenced at three newly constructed warehouse facilities in Orlando, FL, Denver, CO and Memphis, TN. The new Charlotte, NC facility has been completed and the business will begin to transfer there from existing facilities in late May. Three additional new warehouse facilities planned for completion in 1999 are under construction and on schedule. As a result of these actions, warehouse facilities that are substantially complete with respect to consolidation of the quick service business represent approximately 27% of quick service net sales; with Charlotte, about 32% will be consolidated.

     The Company will incur significant cash costs to effect the restructuring. Approximately $119 million in cash costs have been accounted for through restructuring charges in 1998 and 1997 and reserves recorded as part of the purchase price allocations for ProSource and PFS. (See Note 3 to the Condensed Consolidated Financial Statements.) Approximately $22 million of this amount has been spent through March 27, 1999, and about $39 million is expected to be spent over the balance of 1999, primarily representing employee severance and lease payments related to closed facilities. In addition, cash integration costs, which are expensed as incurred, totaled approximately $56 million through March 27, 1999, and about $36 million is expected to be spent over the balance of 1999. These integration costs relate primarily to start-up of new warehouse facilities and other actions to facilitate the warehouse network consolidation, delivery fleet modifications and activities to realign and centralize administrative and other support functions.

CUSTOMER ACTIVITIES

     The Company has been very active in solidifying relationships with existing customers, including TRICON Global Restaurants, Inc. (Tricon), the Company's largest customer, and franchisees in the Tricon and Burger King systems, through long-term distribution agreements. Currently, over 75% of the Company's total business is covered by long-term agreements, with about 70% of the business under contracts with three or more years of remaining term.

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

     In the course of revising or entering into new contracts, the Company, in cooperation with customers, has identified supply chain efficiency and cost reduction opportunities benefiting both parties. These include reduced deliveries per week, after-hours delivery, electronic ordering and scheduled order-to-delivery windows, which also enhances order fulfillment accuracy.

     Also, the Company provides value-added services to customers such as consolidating purchases of low volume items to reduce the cost of these products, and management of freight costs in transporting products from vendors to the Company's warehouses, which reduces the freight component of product costs. The Company has recently introduced a private label program under which nonproprietary supplies and food items are offered to customers. The ongoing expansion of these services and programs is expected to improve gross profit margins from current levels.

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

     The Company has taken a number of steps to assess and remediate its exposure to the Year 2000 (Y2K) computer program code problem. The Company's findings to date include:

     - As measured by lines of program code, approximately 20% of the Company's software was not Y2K compliant. Approximately 30% of this code has been remediated, tested and placed back into production, and the balance will be completed by mid-1999.

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

     - The Company has requested information regarding Y2K readiness from 1,700 trading partners, including product suppliers, service providers and customers. Responses from these trading partners have been evaluated, and critical risk situations are being assessed for remediation and/or contingency actions in cooperation with the trading partners.

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

     As referred to above, the Company is in the process of replacing certain critical applications and processes within its management information system with a new software and hardware platform. The software package platform includes integrated warehouse operations and financial management applications. The new system will complement the Company's consolidation effort by providing the flexibility to support those processes that are customer-unique, while allowing greater standardization and centralization of common processes. The implementation of the system is on schedule. As of May 7, 1999, the new system is operating in 15 of the final 21 warehouse facilities planned upon completion of the quick service network consolidation, and the remaining facilities will be converted by the third quarter of 1999. With respect to the former ProSource operations, the Company intends to support the quick service business with the new system, but in the short-term will continue to utilize applications currently supporting the casual dining business, which will be Y2K compliant by mid-1999.

     The cash costs (excluding leased computer hardware) to implement the new system and perform the assessment and remediation of the Y2K issue will approximate $105 million. Approximately $67 million of this amount has been spent through March 27, 1999, and the remainder of about $38 million is expected to be spent over the balance of 1999. The costs to purchase and develop the software for the new system are being capitalized. The costs to roll-out the developed software, largely data conversion and training in nature, and to perform the assessment and remediation of the Y2K issue are expensed as incurred. The Company believes the Y2K costs are unusual and one-time in nature and are therefore reported as a component of "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations.

ACCOUNTING CALENDAR

     As previously disclosed, the Company is in the process of conforming the reporting of certain operations in order to adopt a 13-period accounting calendar for all the business. This calendar consists of 13 four-week periods, with each of the first three quarters consisting of 12 weeks and the fourth quarter consisting of 16 weeks. As of March 27, 1999, approximately 60% of the business was on the new calendar, with the balance on a calendar with each quarter consisting of 13 weeks. The conversion is expected to be completed in 2000. Because of the phased nature of the conversion, year-over-year comparisons of quarterly results have not been materially impacted, but disclosures of the impact will be made as necessary to help identify underlying trends.

RESULTS OF OPERATIONS

     The following table presents certain reported financial information of the Company (see Condensed Consolidated Statements of Operations), expressed as a percentage of net sales:

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 27,   MARCH 28,
                                                                1999        1998
                                                              ---------   ---------
Net sales...................................................    100.0%      100.0%
Cost of goods sold..........................................     91.3        90.1
                                                                -----       -----
Gross profit................................................      8.7         9.9
Distribution, selling and administrative expenses...........      7.7         8.0
                                                                -----       -----
Operating income before depreciation of property and
  equipment, amortization of intangible assets and
  restructuring and other unusual costs.....................      1.0%        1.9%
                                                                =====       =====

  First Quarter 1999 Compared to First Quarter 1998:

     Net sales increased $890.5 million, or 79%, to $2.0 billion in the first quarter of 1999, primarily reflecting the acquisition of ProSource, partially offset by the discontinuance of the Wendy's business.

     Gross profit increased $64.7 million, or 58%, to $175.6 million in the first quarter of 1999 due primarily to the acquisition of ProSource. The gross profit margin decreased from 9.9% in 1998 to 8.7% in 1999 due largely to the impact of the ProSource acquisition. ProSource's casual dining business has higher product case costs as compared to the Company's quick service business, resulting in a lower gross profit margin. The Company's profitability is largely determined by the relationship of the negotiated mark-up, or distribution fee that is added to product cost to determined sales prices, to the Company's operating costs. Therefore, a decline in the gross profit margin does not necessarily indicate a decline in profitability in dollars. Also, gross margin comparisons to prior periods will improve as value-added services provided for in certain recent customer contracts, such as private label sales and inbound freight management, are fully implemented.

     Distribution, selling and administrative expenses increased $66.1 million, or 74%, to $156.0 million in the first quarter of 1999 due primarily to the acquisition of ProSource. Distribution, selling and administrative expenses as a percent of net sales decreased from 8.0% in 1998 to 7.7% in 1999. This change primarily reflected the downward effect on the operating cost margin of the higher case sales prices in ProSource's casual dining business as compared to the Company's quick service business (see gross profit discussion above).

     Operating income before depreciation of property and equipment, amortization of intangible assets and restructuring and other unusual costs decreased $1.4 million, or 6.7%, to $19.7 million in the first quarter of 1999, and as a percent of net sales declined from 1.9% in 1998 to 1.0% in 1999. This change was driven by the factors impacting gross profit as discussed above.

     Depreciation of property and equipment increased $4.1 million to $9.8 million in the first quarter of 1999 due largely to the acquisition of ProSource.

     Amortization of intangible assets increased $5.3 million to $12.1 million in the first quarter of 1999, primarily reflecting the amortization of the intangible assets arising from the allocation of the ProSource purchase price.

     Restructuring and other unusual costs of $22.5 million in the first quarter of 1999 consisted primarily of incremental costs associated with the warehouse network consolidation, the new computer system implementation and Y2K remediation.

     Interest expense net of interest income increased $3.7 million to $21.1 million in the first quarter of 1999, reflecting increased borrowings on the revolving credit facility to largely fund restructuring activities and computer systems initiatives, as well as reduced interest income as cash equivalents on hand in the first quarter of 1998 were later used to partially fund the acquisition of ProSource.

     Loss on sale of accounts receivable relates to an ongoing Accounts Receivable Program established by the Company to provide additional financing capacity. Under the program, trade accounts receivable are sold to a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of accounts receivable of $7.0 million largely represents the return to investors in certificates issued by the master trust. The increase over 1998 reflects the addition of ProSource accounts receivable as well as an amendment to the program that resulted in additional capacity. (See Note 5 to the Condensed Consolidated Financial Statements.)

     Provision for income taxes in 1999 primarily represents estimated current state and foreign income taxes payable. The Company's net deferred tax assets are offset entirely by a valuation allowance, largely reflecting the Company's net operating loss carryforward position for federal income tax purposes.

     Net loss increased $38.7 million to $53.1 million in the first quarter of 1999, driven by higher business restructuring expenses, financing costs and amortization of intangibles.

  Comparison of Results of Operations on a Pro Forma Basis:

     This supplementary information is provided to enhance the analysis of results of operations. The pro forma results for the three months ended March 28, 1998 represent the combined historical results of the Company and ProSource for the period as if the acquisition had occurred at the beginning of fiscal 1998. These pro forma combined results do not purport to represent what the actual results would have been if the acquisition of ProSource had occurred at the beginning of fiscal 1998.

                                                            OPERATING RESULTS
                                                           THREE MONTHS ENDED
                                                  -------------------------------------
                                                                          PRO FORMA
                                                   MARCH 27, 1999       MARCH 28, 1998
                                                  ----------------     ----------------
                                                     $         %          $         %
                                                  --------   -----     --------   -----
Net sales.......................................  $2,014.5   100.0%    $2,113.7   100.0%
Cost of goods sold..............................   1,838.9    91.3      1,924.6    91.1
                                                  --------   -----     --------   -----
Gross profit....................................     175.6     8.7        189.1     8.9
Distribution, selling and administrative
  expenses......................................     156.0     7.7        164.7     7.8
                                                  --------   -----     --------   -----
Operating income before depreciation,
  amortization and restructuring and other
  unusual costs.................................  $   19.6     1.0%    $   24.4     1.2%
                                                  ========   =====     ========   =====

     Management fees to Holberg Industries, Inc. included in distribution, selling and administrative expenses were $.9 million in both periods.

     The Company estimates that approximately $5.0 million and $3.1 million for the first quarter of 1999 and 1998, respectively, in operating cost reductions could be achieved within those Company (pre-acquisitions) and ProSource distribution operations not yet consolidated, even before the savings arising from the consolidation of the Company, PFS and ProSource operations. No estimates were developed for ProSource for the periods prior to its acquisition, and no amounts were estimated for the PFS network as it was assumed to be reasonably efficient. The results presented have not been adjusted for such cost savings.

     Net sales decreased $99.2 million in 1999, or 4.7% from 1998 pro forma net sales. Net sales increased about $96 million, or 5.0%, after adjusting 1998 pro forma net sales for the impact of the discontinued Wendy's business of $151.4 million and the change in accounting calendar of about $44 million (see discussion under "Accounting Calendar" above). This increase was driven by growth in case volume in both the quick service and casual dining businesses. At March 27, 1999, stores served by the Company totaled about 36,200 compared to about 38,700 in 1998, including over 700 stores in Canada and Mexico in both years. The decrease was driven by the discontinuance of the Wendy's business.

     Gross profit in 1999 decreased $13.5 million from 1998, or 7.1%, and the gross margin declined .2 of a point to 8.7%. This performance reflected the discontinuance of the Wendy's business and the relatively faster growth of the casual dining business, which has a lower gross profit margin than the quick service business (see gross profit discussion above). Also, gross margin comparisons to prior periods will improve as value-added services provided for in certain recent customer contracts, such as private label sales and inbound freight management, are fully implemented.

     Operating expenses in 1999 declined $8.7 million or 5.3% from 1998, and as a percent of net sales declined .1 of a point to 7.7%. This performance reflected the impact of the net sales decrease, the relatively faster growth of the casual dining business and lower administrative expenses at the former ProSource headquarters.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's sources of liquidity include cash provided by operating activities, a credit facility of up to $220 million, of which $154.7 million was available before $44.1 million in borrowings and $5.3 million in letters of credit at March 27, 1999, proceeds from the accounts receivable program of up to $485 million, of which $455 million was available and was fully used at March 27, 1999, proceeds from sales of warehouse facilities and lease financing of new warehouse facilities, delivery fleet, material handling equipment and computer hardware requirements.

     On March 24, 1999, an amendment to the credit facility was completed that allows the Company up to $30 million in letters of credit before usage of the facility is impacted, resulting in additional liquidity in this amount. Also, on March 24, 1999, NEHC provided $25 million in a cash capital contribution to the Company.

     The Company believes that its liquidity sources will be adequate to fund the approximately $113 million in cash needs for the balance of 1999 relating to the restructuring actions and computer systems initiatives (discussed above under "Business Restructuring" and "Computer Systems and Year 2000 Issue," respectively). Cash capital expenditures for 1999 in addition to amounts included in the computer systems initiatives are estimated to be about $25 million, of which $7 million was spent in the quarter.

  First Quarter 1999 Compared to First Quarter 1998:

     Net cash used for operating activities decreased $5.1 million to $60.5 million in 1999. This performance primarily reflected less unfavorable changes in assets and liabilities ($34.5 million), driven by timing of accounts payable payments, partially offset by the increased net loss after adjustment for depreciation and amortization ($29.3 million).

     Net cash used for investing activities increased $2.4 million to $15.8 million in 1999. This change reflected higher capital expenditures ($11.1 million), driven by capitalized computer software development costs and spending associated with warehouse facility development, partially offset by a decrease in net cash advances to affiliates ($8.7 million).

     Net cash provided by financing activities increased $72.5 million to $72.1 million in 1999. This change reflected borrowings on the credit facility, a cash capital contribution from NEHC and additional funding under the Accounts Receivable Program.

SEASONALITY AND GENERAL PRICE LEVELS

     Historically, the Company's operating results have reflected seasonal variations. The Company experiences lower net sales and operating profits in the first and fourth calendar quarters, with the effects being more pronounced in the first quarter. Additionally, the effect of these seasonal variations is more pronounced in regions where winter weather is generally more inclement. The Company is in the process of adopting a 13-period fiscal calendar (see discussion under "Accounting Calendar" above). Under this calendar, the first three quarters consist of 12 weeks and the fourth quarter consists of 16 weeks. As a result, reported net sales and operating profits for the fourth quarter will not necessarily decline from the second and third quarters.

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

  Computer Systems Risk

     As discussed above under "Computer Systems and Year 2000 Issue," the Company is implementing a new computer software and hardware platform that will allow standardization and centralization of warehouse operations and support processes. The Company is also remediating Y2K code problems in applications that will not be replaced by the new system. These activities are occurring concurrently with the Company's restructuring actions.

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

     With respect to risk of customer concentration, approximately 21% of the Company's net sales are to Tricon and 10% are to Darden Restaurants, Inc., which owns all the Red Lobster and Olive Garden restaurants. The Company provides service to Tricon's U.S. company-owned restaurants under a long-term exclusive distribution agreement that expires July 2007, including a two and one-half year extension option. Tricon is actively engaged in the sale to franchisees of company-owned restaurants covered by the distribution agreement. While the distribution agreement provides that prior to sales of Pizza Hut and Taco Bell restaurants, such franchisees will enter into distribution agreements on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect the Company's results. The Company provides service to Red Lobster and Olive Garden restaurants under exclusive distribution agreements effective June 1997 and expiring in May 2002.

  Market Risk

     The Company's Senior Notes and Senior Subordinated Notes carry fixed interest rates and, therefore, do not present a risk of earnings or cash flow loss due to changes in market interest rates.

     The Company is exposed to market interest rates in connection with its accounts receivable program and credit facility. As discussed above under "Results of Operations," the loss on sale of accounts receivable as reported in the Condensed Consolidated Statements of Operations largely represents the return to investors in variable interest rate certificates issued by a master trust to which the rights of ownership of a substantial majority of the Company's accounts receivable have been transferred. At March 27, 1999, the master trust had certificates outstanding in the amount of $455 million. Borrowings against the Company's credit facility, which totaled $44.1 million at March 27, 1999, also carry variable interest rates. (See Notes 4 and 5 to the Condensed Consolidated Financial Statements.)

     At March 27, 1999, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates or interest rates.

  Risk of Leverage

     The Company is and will continue to be highly leveraged as a result of the indebtedness incurred in connection with the acquisitions. The Company's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

     For additional factors that could cause the Company's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in the Company's amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's Senior Notes and Senior Subordinated Notes carry fixed interest rates and, therefore, do not expose the Company to the risk of earnings or cash flow loss due to changes in market interest rates.

     The Company is exposed to market interest rates in connection with its accounts receivable program and credit facility. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Results of Operations," the loss on sale of accounts receivable as reported in the Condensed Consolidated Statements of Operations largely represents the return to investors in variable interest rate certificates issued by a master trust to which the rights of ownership of a substantial majority of the Company's accounts receivable have been transferred. At March 27, 1999, the master trust had certificates outstanding in the amount of $455 million. At this level, a one-point change in interest rates would impact the annual loss on sale of accounts receivable by $4.6 million. Borrowings against the Company's credit facility, which totaled $44.1 million at March 27, 1999, also carry variable interest rates. (See Notes 4 and 5 to the Condensed Consolidated Financial Statements).

     At March 27, 1999, the Company is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates or interest rates.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                            Evans Holding Company (incorporated by reference to
                            Exhibit 2.2 to the Registrant's Registration Statement
                            Form S-4 No. 333-33225 filed August 8, 1997).
          2.2            -- Agreement and Plan of Merger, dated as of January 29,
                            1998, by and among AmeriServe Food Distribution, Inc.,
                            Steamboat Acquisition Corp. and ProSource, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K, dated January
                            29, 1998).
          2.3            -- Voting Agreement, dated as of January 29, 1998, by and
                            among AmeriServe Food Distribution, Inc., Steamboat
                            Acquisition Corp. and Onex DHC LLC and certain of its
                            affiliates (incorporated by reference to Exhibit 2.2 to
                            the Registrant's Current Report on Form 8-K, dated
                            January 29, 1998).
          3.1            -- Amended and Restated Certificate of Incorporation of
                            AmeriServe Food Distribution, Inc. (formerly AmeriServ
                            Food Company, successor to AmeriServe Food Distribution,
                            Inc.) (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.2            -- Amended and Restated Bylaws of AmeriServe Food
                            Distribution, Inc. (formerly AmeriServ Food Company,
                            successor to AmeriServe Food Distribution, Inc.)
                            (incorporated by reference to Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.3            -- Articles of Incorporation of AmeriServe Transportation,
                            Inc. (incorporated by reference to Exhibit 3.5 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.4            -- By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.5            -- Articles of Incorporation of Chicago Consolidated
                            Corporation (incorporated by reference to Exhibit 3.7 to
                            the Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.6            -- By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.7            -- Articles of Incorporation of Northland Transportation
                            Services, Inc. (incorporated by reference to Exhibit 3.9
                            to the Registrant's Registration Statement on Form S-4
                            No. 333-33225 filed August 8, 1997).
          3.8            -- By-Laws of Northland Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.10 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.9            -- Articles of Incorporation of Delta Transportation, Ltd.
                            (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.10           -- By-Laws of Delta Transportation, Ltd. (incorporated by
                            reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.11           -- Articles of Incorporation of PSD Transportation Service,
                            Inc. (incorporated by reference to Exhibit 3.11 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.12           -- By-Laws of PSD Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.12 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.13           -- Certificate of Incorporation of PSC Services of Florida,
                            Inc. (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.14           -- By-Laws of PSC Services of Florida, Inc. (incorporated by reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.15           -- Certificate of Incorporation of BroMar Services, Inc.
                            (incorporated by reference to Exhibit 3.15 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.16           -- By-Laws of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.16 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.17           -- Certificate of Amendment to the Certificate of
                            Incorporation of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.17 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.18           -- Certificate of Incorporation of ProSource Mexico
                            Holdings, Inc. (incorporated by reference to Exhibit 3.18
                            to the Registrant's Registration Statement on Form S-4
                            No. 33-33225 filed August 8, 1997).
          3.19           -- By-Laws of ProSource Mexico Holdings, Inc. (incorporated by reference to Exhibit 3.19 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.1            -- Indenture, dated as of October 15, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the Senior Notes (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Registration Statement on
                            Form S-4 No. 333-38337 filed October 21, 1997).
          4.2            -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                            Distribution, Inc., AmeriServ Food Company, and State
                            Street Bank and Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.2 to the Registrant's Current
                            Report on Form 8-K, dated December 28, 1997).
          4.3            -- Indenture, dated as of July 11, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the new Senior Subordinated Notes
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          4.4            -- Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K, dated December
                            28, 1997).
          4.7            -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                            dated as of May 21, 1998, by and among AmeriServe Food
                            Distribution, Inc. and State Street Bank and Trust
                            Company (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
          4.8            -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company
                            (incorporated by reference to Exhibit 4.3 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
         10.1            -- Registration Rights Agreement, dated as of July 11, 1997, by and among AmeriServe Food Distribution, Inc., the
                            Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
                            Securities Corporation (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Registration Statement
                            on Form S-4 No. 333-33225 filed August 8, 1997).
         10.2            -- Registration Rights Agreement, dated as of October 15,
                            1997, by and among AmeriServe Food Distribution, Inc.,
                            the Subsidiary Guarantors and Donaldson, Lufkin &
                            Jenrette Securities Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form S-4 No. 333-38337 filed
                            October 21, 1997).
         10.3            -- Employment Agreement, dated as of December 23, 1986
                            between AmeriServe Food Distribution, Inc. and Raymond E.
                            Marshall, as amended by Amendment to Employment
                            Agreement, dated as of January 1, 1995 (incorporated by
                            reference to Exhibit 10.4 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
         10.4            -- Employment Agreement, dated as of July 1, 1998 between
                            AmeriServe Food Distribution, Inc. and Thomas C.
                            Highland. (incorporated by reference to Exhibit 10.4 to
                            the Registrant's Annual Report on Form 10-K filed March
                            25, 1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.5            -- Employment Agreement, dated as of November 26, 1997
                            between AmeriServe Food Distribution, Inc. and Kenneth R.
                            Lane. (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).
         10.6            -- Employment Agreement, dated as of August 15, 1997 between
                            AmeriServe Food Distribution, Inc. and Diana M. Moog.
                            (incorporated by reference to Exhibit 10.6 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).
         10.7            -- Amended and Restated Sales and Distribution Agreement
                            dated as of November 1, 1998, by and among PFS, Pizza
                            Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                            Kentucky Fried Chicken of California, Inc. (incorporated
                            by reference to Exhibit 10.7 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.8            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q
                            filed November 10, 1998).
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998. (incorporated by
                            reference to Exhibit 10.9 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A. (incorporated by reference
                            to Exhibit 10.10 to the Registrant's Annual Report on
                            Form 10-K filed March 25, 1999).
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.11 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.12 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.13 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to Nebco
                            Evans Holding Company's Registration Statement on Form
                            S-8 No. 333-53095 filed on May 20, 1998).
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                            AmeriServe Food Distribution, Inc.
                                            (Registrant)

                                            By:      /s/ DIANA M. MOOG
                                              ----------------------------------
                                                        Diana M. Moog,
                                                   Executive Vice President
                                                 And Chief Financial Officer

Date: May 11, 1999

                                            By:    /s/ STAN SZLAUDERBACH
                                              ----------------------------------
                                                      Stan Szlauderbach,
                                                      Vice President and
                                                   Chief Accounting Officer

Date: May 11, 1999

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                            Evans Holding Company (incorporated by reference to
                            Exhibit 2.2 to the Registrant's Registration Statement
                            Form S-4 No. 333-33225 filed August 8, 1997).
          2.2            -- Agreement and Plan of Merger, dated as of January 29,
                            1998, by and among AmeriServe Food Distribution, Inc.,
                            Steamboat Acquisition Corp. and ProSource, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K, dated January
                            29, 1998).
          2.3            -- Voting Agreement, dated as of January 29, 1998, by and
                            among AmeriServe Food Distribution, Inc., Steamboat
                            Acquisition Corp. and Onex DHC LLC and certain of its
                            affiliates (incorporated by reference to Exhibit 2.2 to
                            the Registrant's Current Report on Form 8-K, dated
                            January 29, 1998).
          3.1            -- Amended and Restated Certificate of Incorporation of
                            AmeriServe Food Distribution, Inc. (formerly AmeriServ
                            Food Company, successor to AmeriServe Food Distribution,
                            Inc.) (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.2            -- Amended and Restated Bylaws of AmeriServe Food
                            Distribution, Inc. (formerly AmeriServ Food Company,
                            successor to AmeriServe Food Distribution, Inc.)
                            (incorporated by reference to Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.3            -- Articles of Incorporation of AmeriServe Transportation,
                            Inc. (incorporated by reference to Exhibit 3.5 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.4            -- By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.5            -- Articles of Incorporation of Chicago Consolidated
                            Corporation (incorporated by reference to Exhibit 3.7 to
                            the Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.6            -- By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.7            -- Articles of Incorporation of Northland Transportation
                            Services, Inc. (incorporated by reference to Exhibit 3.9
                            to the Registrant's Registration Statement on Form S-4
                            No. 333-33225 filed August 8, 1997).
          3.8            -- By-Laws of Northland Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.10 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.9            -- Articles of Incorporation of Delta Transportation, Ltd.
                            (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.10           -- By-Laws of Delta Transportation, Ltd. (incorporated by
                            reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.11           -- Articles of Incorporation of PSD Transportation Service,
                            Inc. (incorporated by reference to Exhibit 3.11 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.12           -- By-Laws of PSD Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.12 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.13           -- Certificate of Incorporation of PSC Services of Florida,
                            Inc. (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.14           -- By-Laws of PSC Services of Florida, Inc. (incorporated by reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.15           -- Certificate of Incorporation of BroMar Services, Inc.
                            (incorporated by reference to Exhibit 3.15 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.16           -- By-Laws of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.16 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.17           -- Certificate of Amendment to the Certificate of
                            Incorporation of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.17 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.18           -- Certificate of Incorporation of ProSource Mexico
                            Holdings, Inc. (incorporated by reference to Exhibit 3.18
                            to the Registrant's Registration Statement on Form S-4
                            No. 33-33225 filed August 8, 1997).
          3.19           -- By-Laws of ProSource Mexico Holdings, Inc. (incorporated by reference to Exhibit 3.19 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          4.1            -- Indenture, dated as of October 15, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the Senior Notes (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Registration Statement on
                            Form S-4 No. 333-38337 filed October 21, 1997).
          4.2            -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                            Distribution, Inc., AmeriServ Food Company, and State
                            Street Bank and Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.2 to the Registrant's Current
                            Report on Form 8-K, dated December 28, 1997).
          4.3            -- Indenture, dated as of July 11, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the new Senior Subordinated Notes
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          4.4            -- Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K, dated December
                            28, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.7            -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                            dated as of May 21, 1998, by and among AmeriServe Food
                            Distribution, Inc. and State Street Bank and Trust
                            Company (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
          4.8            -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company
                            (incorporated by reference to Exhibit 4.3 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
         10.1            -- Registration Rights Agreement, dated as of July 11, 1997, by and among AmeriServe Food Distribution, Inc., the
                            Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
                            Securities Corporation (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Registration Statement
                            on Form S-4 No. 333-33225 filed August 8, 1997).
         10.2            -- Registration Rights Agreement, dated as of October 15,
                            1997, by and among AmeriServe Food Distribution, Inc.,
                            the Subsidiary Guarantors and Donaldson, Lufkin &
                            Jenrette Securities Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form S-4 No. 333-38337 filed
                            October 21, 1997).
         10.3            -- Employment Agreement, dated as of December 23, 1986
                            between AmeriServe Food Distribution, Inc. and Raymond E.
                            Marshall, as amended by Amendment to Employment
                            Agreement, dated as of January 1, 1995 (incorporated by
                            reference to Exhibit 10.4 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
         10.4            -- Employment Agreement, dated as of July 1, 1998 between
                            AmeriServe Food Distribution, Inc. and Thomas C.
                            Highland. (incorporated by reference to Exhibit 10.4 to
                            the Registrant's Annual Report on Form 10-K filed March
                            25, 1999).
         10.5            -- Employment Agreement, dated as of November 26, 1997
                            between AmeriServe Food Distribution, Inc. and Kenneth R.
                            Lane. (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).
         10.6            -- Employment Agreement, dated as of August 15, 1997 between
                            AmeriServe Food Distribution, Inc. and Diana M. Moog.
                            (incorporated by reference to Exhibit 10.6 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).
         10.7            -- Amended and Restated Sales and Distribution Agreement
                            dated as of November 1, 1998, by and among PFS, Pizza
                            Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                            Kentucky Fried Chicken of California, Inc. (incorporated
                            by reference to Exhibit 10.7 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.8            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q
                            filed November 10, 1998).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998. (incorporated by
                            reference to Exhibit 10.9 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A. (incorporated by reference
                            to Exhibit 10.10 to the Registrant's Annual Report on
                            Form 10-K filed March 25, 1999).
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.11 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.12 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.13 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to Nebco
                            Evans Holding Company's Registration Statement on Form
                            S-8 No. 333-53095 filed on May 20, 1998).
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.