Form 10-Q
period 1999-06-26
AMERISERVE FOOD DISTRIBUTION INC /DE/
filed 1999-08-10
CIK 875612

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1999

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

     All shares of the registrant's common stock are held by one affiliate. As of August 10, 1999, there were 600 shares of common stock of the registrant outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       AMERISERVE FOOD DISTRIBUTION, INC.

                                FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited):
     Condensed Consolidated Balance Sheets as of June 26,
      1999 and December 26, 1998............................   3
     Condensed Consolidated Statements of Operations for the
      second quarter and year-to-date periods ended June 26,
      1999 and June 27, 1998................................   4
     Condensed Consolidated Statements of Cash Flows for the
      year-to-date periods ended
       June 26, 1999 and June 27, 1998......................   5
     Notes to Condensed Consolidated Financial Statements...   6
  Item 2. Management's Discussion and Analysis of Financial
     Condition
     and Results of Operations..............................   10
  Item 3. Quantitative and Qualitative Disclosures About
     Market Risk............................................   20
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.................................   21
  Item 2. Changes in Securities.............................   21
  Item 3. Defaults upon Senior Securities...................   21
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   21
  Item 5. Other Information.................................   21
  Item 6. Exhibits and Reports on Form 8-K..................   21
Signatures..................................................   25
Index to Exhibits

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       AMERISERVE FOOD DISTRIBUTION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS

                                                                JUNE 26,     DECEMBER 26,
                                                                  1999           1998
                                                               -----------   ------------
                                                               (UNAUDITED)      (NOTE)
Current assets:
  Cash and cash equivalents.................................   $    1,313     $    4,667
  Accounts receivable.......................................       51,315         55,402
  Undivided interest in accounts receivable trust...........      219,294        208,451
  Allowance for doubtful accounts...........................      (21,587)       (23,852)
  Inventories...............................................      343,127        292,255
  Other current assets......................................       37,532         13,835
                                                               ----------     ----------
          Total current assets..............................      630,994        550,758
Property and equipment, net.................................      254,737        224,516
Intangible assets, net......................................    1,143,244      1,087,079
Other noncurrent assets.....................................       16,502         24,970
                                                               ----------     ----------
                                                               $2,045,477     $1,887,323
                                                               ==========     ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
  Current portion of long-term debt.........................   $   14,985     $    8,649
  Accounts payable..........................................      828,214        699,788
  Accrued and other current liabilities.....................      200,611        183,671
                                                               ----------     ----------
          Total current liabilities.........................    1,043,810        892,108
Long-term debt..............................................      969,379        902,600
Other noncurrent liabilities................................      120,160         91,533
Stockholder's equity (deficit):
  Common stock, $.01 par value per share; 10,000 shares
     authorized, 600 shares outstanding.....................           --             --
  Paid-in capital...........................................      249,609        224,609
  Accumulated deficit.......................................     (337,481)      (223,527)
                                                               ----------     ----------
          Total stockholder's equity (deficit)..............      (87,872)         1,082
                                                               ----------     ----------
                                                               $2,045,477     $1,887,323
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

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (IN THOUSANDS, UNAUDITED)

                                                SECOND QUARTER ENDED       YEAR-TO-DATE ENDED
                                               -----------------------   -----------------------
                                                JUNE 26,     JUNE 27,     JUNE 26,     JUNE 27,
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Net sales....................................  $2,145,762   $1,646,011   $4,160,231   $2,769,949
Cost of goods sold...........................   1,953,515    1,489,736    3,792,372    2,502,746
                                               ----------   ----------   ----------   ----------
Gross profit.................................     192,247      156,275      367,859      267,203
Distribution, selling and administrative
  expenses...................................     154,358      122,191      310,315      212,044
Depreciation of property and equipment.......      12,333        6,866       22,110       12,547
Amortization of intangible assets............      13,259        7,245       25,349       14,059
Restructuring and other unusual costs........      44,432       45,316       66,960       47,304
                                               ----------   ----------   ----------   ----------
Operating loss...............................     (32,135)     (25,343)     (56,875)     (18,751)
                                               ----------   ----------   ----------   ----------
Other income (expense):
  Interest expense, net......................     (22,572)     (19,523)     (43,642)     (36,850)
  Loss on sale of accounts receivable........      (5,983)      (5,427)     (13,032)      (9,015)
  Interest income-affiliates.................         233          166          467          318
                                               ----------   ----------   ----------   ----------
                                                  (28,322)     (24,784)     (56,207)     (45,547)
                                               ----------   ----------   ----------   ----------
Loss before income taxes.....................     (60,457)     (50,127)    (113,082)     (64,298)
Provision for income taxes...................         399          300          872          524
                                               ----------   ----------   ----------   ----------
Net loss.....................................  $  (60,856)  $  (50,427)  $ (113,954)  $  (64,822)
                                               ==========   ==========   ==========   ==========

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS, UNAUDITED)

                                                                YEAR-TO-DATE ENDED
                                                              ----------------------
                                                              JUNE 26,     JUNE 27,
                                                                1999         1998
                                                              ---------    ---------
Operating Activities:
  Net loss..................................................  $(113,954)   $ (64,822)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and amortization..........................     47,459       26,606
     Impairment of property, equipment and other assets.....         --       16,462
     Changes in assets and liabilities......................    (26,757)     (77,998)
                                                              ---------    ---------
  Net cash used for operating activities....................    (93,252)     (99,752)
                                                              ---------    ---------
Investing Activities:
  Business acquired, net of cash acquired...................         --     (313,501)
  Capital expenditures......................................    (32,558)     (19,050)
  Net cash transfers from (to) affiliates...................     14,255       (5,288)
                                                              ---------    ---------
  Net cash used for investing activities....................    (18,303)    (337,839)
                                                              ---------    ---------
Financing Activities:
  Net increase in borrowings under revolving line of
     credit.................................................     60,100       46,400
  Proceeds from sale of accounts receivable.................     30,000      125,000
  Proceeds from capital contribution........................     25,000       50,000
  Repayments of long-term debt..............................     (6,899)      (2,535)
                                                              ---------    ---------
  Net cash provided by financing activities.................    108,201      218,865
                                                              ---------    ---------
Net decrease in cash........................................     (3,354)    (218,726)
Cash at beginning of period.................................      4,667      231,131
                                                              ---------    ---------
Cash at end of period.......................................  $   1,313    $  12,405
                                                              =========    =========
Supplemental disclosures:
  Cash paid during the period for:
     Interest...............................................  $  47,763    $  45,251
     Income taxes, net of refunds...........................  $     555    $     378
Business acquired:
  Fair value of assets acquired.............................  $      --    $ 744,405
  Cash paid.................................................         --     (313,501)
                                                              ---------    ---------
  Liabilities assumed.......................................  $      --    $ 430,904
                                                              =========    =========
Noncash investing and financing activities:
     Capital expenditures through capital leases (included
      in long-term debt)....................................  $  19,873    $   8,199

                            See accompanying notes.

                       AMERISERVE FOOD DISTRIBUTION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 26, 1999 (UNAUDITED)

1. INTERIM FINANCIAL DATA

     The accompanying unaudited Condensed Consolidated Financial Statements of AmeriServe Food Distribution, Inc. (AmeriServe) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for a fair presentation of the financial position and results of operations have been included. Operating results for the year-to-date period ended June 26, 1999 are not necessarily indicative of the results that might be expected for the entire fiscal year ended December 25, 1999. This report should be read in conjunction with the consolidated financial statements and footnotes thereto included in AmeriServe's Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

     AmeriServe is a direct subsidiary of Nebco Evans Holding Company (NEHC) and comprises substantially all of NEHC's operations. NEHC is an indirect subsidiary of Holberg Industries, Inc., a privately held diversified service company that also has subsidiaries operating within the parking services industry in North America. NEHC has outstanding debt and preferred stock securities registered with the Securities and Exchange Commission.

2. ACQUISITION

     On May 21, 1998, AmeriServe acquired ProSource, Inc. (ProSource) for $313.5 million in cash, which included repayment of ProSource's existing indebtedness. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997, was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. The acquisition has been accounted for under the purchase method; accordingly, reported operating results for 1998 include the ProSource operations only for periods subsequent to its acquisition date.

     The final ProSource purchase price allocation is based on the estimated fair values of identifiable intangible and tangible assets acquired and liabilities assumed at the acquisition date, as follows (in millions):

Accounts receivable.......................................   $ 224.0
Inventories...............................................     153.6
Property and equipment....................................      29.0
Goodwill..................................................     314.3
Identifiable intangible assets............................      82.0
Other assets..............................................      15.3
Accounts payable..........................................    (310.0)
Accrued and other liabilities.............................     (98.2)
Restructuring reserves....................................     (96.5)
                                                             -------
                                                             $ 313.5
                                                             =======

     The restructuring reserves of $96.5 million were included in the purchase price allocation above in connection with a business restructuring plan to consolidate and integrate the operations of ProSource and PFS, a Division of PepsiCo, Inc. (PFS), acquired effective June 1997, with AmeriServe's existing operations. The reserves consist of accruals for severance and other employee-related costs ($45.9 million), costs

                       AMERISERVE FOOD DISTRIBUTION, INC.

associated with the closures of duplicative warehouse and other facilities ($47.0 million), and other exit cost accruals ($3.6 million). Through June 26, 1999, payments charged against the ProSource restructuring reserves totaled $15.4 million, including $9.5 million in 1999. See Note 3 for additional discussion.

     The following unaudited pro forma results of operations for the year-to-date period ended June 27, 1998 assume the acquisition of ProSource occurred at the beginning of that period (in thousands):

Net sales.................................................   $4,432.5
Net loss..................................................      (70.9)

     This information does not purport to be indicative of the results that would have been obtained if ProSource had actually been acquired at the beginning of fiscal 1998.

3. RESTRUCTURING AND OTHER UNUSUAL COSTS

     In 1997, AmeriServe developed a restructuring plan identifying a number of actions to consolidate and integrate the operations of PFS. The plan was revised in 1998 for the consolidation and integration of the acquired ProSource operations (see Note 2). The restructuring plan is designed to reduce operating costs by eliminating cost redundancies arising from the acquisitions, leveraging warehouse economies of scale, increasing delivery fleet utilization and centralizing and streamlining support processes.

     The restructuring plan includes currently ongoing activities to consolidate operations serving quick service restaurants, which represent a substantial majority of the actions and are expected to be largely completed by mid-2000. Additional plan actions to integrate operations serving casual dining restaurants into the quick service distribution network will be largely completed by the end of 2000. The actions under the plan include construction of new, strategically located, state-of-the-art distribution centers, closures of a number of distribution centers and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the headquarters in Addison, Texas, a suburb of Dallas.

     In the second quarter of 1999, AmeriServe completed the development of the restructuring plan, deciding to close additional distribution centers in 2000 previously under consideration. To primarily recognize exit cost liabilities for lease termination and employee severance related to these centers, AmeriServe recorded $4.0 million in additional restructuring charges and $15.7 million in increased restructuring reserves as part of the final ProSource purchase price allocation. AmeriServe believes that all material exit costs and asset writedowns arising from the planned restructuring actions have now been accounted for.

     A total of $148.8 million in cash exit liabilities related to the restructuring plan have been reserved for through the final PFS and ProSource purchase price allocations (for planned closures of acquired facilities) and restructuring charges recorded in 1997, 1998 and the second quarter of 1999 (for planned closures of existing facilities). Through June 26, 1999, approximately $27.1 million in payments, including $10.8 million in 1999, have been charged to the reserves. Material adjustments to the reserves have consisted only of those described in the previous paragraph and revisions to preliminary estimates in finalizing the ProSource purchase price allocation.

     Other incremental integration costs associated with the restructuring plan that do not qualify as exit costs are expensed as incurred and classified as "Restructuring and other unusual costs". These integration costs relate primarily to start-up of new or expanded distribution centers and other actions to facilitate the distribution network consolidation, and include both specifically identifiable and estimated distribution network inefficiencies, as well as activities to realign and centralize administrative and other support functions.

     In conjunction with the restructuring plan, AmeriServe is in the process of implementing a major new computer software and hardware platform, which enhances productivity in distribution operations, streamlines

                       AMERISERVE FOOD DISTRIBUTION, INC.

and facilitates centralization of support processes and reduces AmeriServe's exposure to the Year 2000 computer code problem. The noncapitalized costs to develop and implement the new system, as well as costs to remediate computer code of existing systems for the Year 2000 issue, are expensed as incurred and classified as "Restructuring and other unusual costs".

     Included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations are the following (in millions):

                                                   SECOND QUARTER ENDED    YEAR-TO-DATE ENDED
                                                   ---------------------   -------------------
                                                   JUNE 26,     JUNE 27,   JUNE 26,   JUNE 27,
                                                     1999         1998       1999       1998
                                                   --------     --------   --------   --------
Restructuring and impairment charges.............   $ 4.0        $33.9      $ 4.0      $33.9
Distribution network start-up costs and
  integration inefficiencies.....................    18.4          4.7       28.4        5.7
Administrative integration-related costs.........     8.0           .5       10.8        1.1
New computer system implementation costs.........    11.1           .5       18.3         .9
Y2K remediation costs............................     2.3          1.1        4.9        1.1
Other unusual costs, including one-time
  acquisition related expenses...................      .6          4.6         .6        4.6
                                                    -----        -----      -----      -----
                                                    $44.4        $45.3      $67.0      $47.3
                                                    =====        =====      =====      =====

4. LONG-TERM DEBT

     In 1998, AmeriServe secured a revolving credit facility, expiring in May 2003, of up to $220 million. Availability under the facility is linked to levels of AmeriServe's inventories of food and paper products and supplies. At June 26, 1999, the availability under the facility based on inventory levels was $199.6 million before $64.1 million in borrowings and $11.6 million in letters of credit. Total letters of credit outstanding at that date were $32.0 million, but under an amendment to the facility in March 1999, $20.4 million (of up to $30 million depending on total availability) did not impact borrowing capacity.

5. ACCOUNTS RECEIVABLE PROGRAM

     Under AmeriServe's ongoing Accounts Receivable Program (the Program) that expires in December 2001, a substantial majority of the trade accounts receivable generated by AmeriServe are sold on a daily basis to AmeriServe Funding Corporation (Funding), a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary. The purchases by Funding are financed through the sale of the receivables by Funding to AmeriServe Master Trust (the Trust) in exchange for cash and an undivided interest in the Trust. The initial purchases of accounts receivable by the Trust were funded through the issuances of a series of interest-bearing investor certificates by the Trust. Subsequent purchases are funded daily by collections on previously acquired accounts receivable. As liquidity available under the Program changes with seasonal or other fluctuations in accounts receivable levels, the amount of investor certificates outstanding is adjusted. The "Loss on sale of accounts receivable" in the Condensed Consolidated Statements of Operations largely represents the return to investors in the certificates.

     The Program provides up to $485 million in capacity, with the actual availability linked to eligible accounts receivable levels. The availability at June 26, 1999 was $475 million, all of which AmeriServe had received in proceeds as of that date. The proceeds reflected $694.3 million of accounts receivable sold less Funding's undivided interest in the assets of the Trust of $219.3 million.

     In anticipation of peak summer sales, the Program was temporarily expanded for the period from June 1 to September 28, 1999 to provide AmeriServe with up to $585 million in total capacity. The amount of

                       AMERISERVE FOOD DISTRIBUTION, INC.

additional proceeds received will depend on the level of receivables outstanding during that time. All other provisions within the Accounts Receivable Program remain the same.

6. GUARANTOR SUBSIDIARIES

     AmeriServe's principal operating subsidiaries fully, unconditionally, jointly and severally guarantee AmeriServe's $350 million 8 7/8% Senior Notes and $500 million 10 1/8% Senior Subordinated Notes.

     The AmeriServe parent company and the guarantor subsidiaries, which are direct, wholly owned U.S. subsidiaries, conduct the substantial majority of consolidated operations. Separate financial statements of the guarantor subsidiaries are not presented because, in the opinion of management, such financial statements are not material to investors.

     The only material subsidiary of AmeriServe that is not a guarantor subsidiary is Funding, which is a wholly owned, special purpose, bankruptcy-remote subsidiary. Funding has no operating revenues or expenses, and its only asset is an undivided interest in an accounts receivable trust (see
Note 5). Funding's interest in the Trust is junior to the claims of the holders of certificates issued by the Trust. Accordingly, as creditors of AmeriServe, the claims of the holders of the Senior Subordinated Notes and Senior Notes against the accounts receivable held in the Trust are similarly junior to the claims of holders of the certificates issued by the Trust.

     Following is summarized combined financial information (in accordance with Rule 1-02(bb) of Regulation S-X) at June 26, 1999 and for the year-to-date period then ended for the guarantor subsidiaries (in thousands):

Current assets...........................................   $ 35,140
Current liabilities......................................     15,505
Noncurrent assets........................................     72,322
Noncurrent liabilities...................................     40,123
Net sales................................................   $275,338
Operating income.........................................      4,763
Net income...............................................      4,530

7. CAPITAL CONTRIBUTION

     On March 24, 1999, NEHC provided a $25 million cash capital contribution to AmeriServe. These funds represented proceeds remaining from NEHC's issuance of 11 1/4% Senior Redeemable Exchangeable Preferred Stock in March 1998.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements and readers are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date hereof. AmeriServe Food Distribution, Inc. (AmeriServe) undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or nonoccurrence of anticipated events.

NATURE OF OPERATIONS

     AmeriServe is a foodservice distributor specializing in chain restaurants and distributing a wide variety of food items as well as paper goods, cleaning and other supplies and equipment. AmeriServe operates within a single type of business activity, with no operating segments as defined by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     AmeriServe services approximately 36,000 restaurants, the vast majority of which are in the United States. AmeriServe's largest customers are system owners and/or franchisees operating restaurants in the Arby's, Burger King, Chick-fil-A, Chili's, Dairy Queen, KFC, Lone Star Steakhouse, Long John Silver's, Olive Garden, Pizza Hut, Red Lobster, Sonic, Taco Bell, TCBY and TGI Friday's systems. For most of these concepts, AmeriServe services all or a substantial majority of the U.S. restaurants in the systems. AmeriServe also operates foodservice distribution businesses in Canada and Mexico, which are not material to the consolidated financial statements.

     AmeriServe is a direct subsidiary of Nebco Evans Holding Company (NEHC) and comprises substantially all of NEHC's operations. NEHC is an indirect subsidiary of Holberg Industries, Inc., a privately held diversified service company that also has subsidiaries operating within the parking services industry in North America. NEHC has outstanding debt and preferred stock securities registered with the Securities and Exchange Commission.

ACQUISITION

     On May 21, 1998, AmeriServe acquired ProSource for $313.5 million in cash, which included $15.00 per share for all of the outstanding common stock, repayment of existing indebtedness of ProSource of $159.5 million and direct costs of the acquisition. ProSource, which reported net sales of $3.9 billion for its fiscal year ended December 27, 1997 was in the foodservice distribution business, specializing in quick service and casual dining chain restaurants. ProSource serviced approximately 12,700 restaurants, principally in the United States, in such chains as Burger King, Chick-fil-A, Chili's, Long John Silver's, Olive Garden, Red Lobster, Sonic, TCBY and TGI Friday's. Funding of the acquisition and related transactions included $125 million in proceeds from the sale of ProSource accounts receivable (see Note 5 to the Condensed Consolidated Financial Statements), a $50 million capital contribution to AmeriServe from NEHC and cash and cash equivalents on hand. The acquisition has been accounted for under the purchase method; accordingly, reported operating results for the second quarter and year-to-date periods ended June 27, 1998 included five weeks of results for the former ProSource operations. Reported operating results for the second quarter and year-to-date periods ended June 26, 1999 include 13 and 26 weeks, respectively, of results for a majority of the former ProSource operations. Certain former ProSource operations have been converted to an accounting calendar with 12 and 24 weeks in the quarter and year-to-date periods -- see discussion below under "Accounting Calendar". The comparisons of reported operating results for the quarter and year-to-date 1999 to the same periods of 1998 presented below under "Results of Operations" are significantly impacted by the acquisition of ProSource.

BUSINESS RESTRUCTURING

     AmeriServe has experienced rapid growth as a result of the acquisitions of ProSource and, effective June 1997, the PFS Division of PepsiCo, Inc.(PFS), both large foodservice distribution companies with national scope specializing in the chain restaurant segment of the U.S. foodservice industry.

     These acquisitions have resulted in redundancies in AmeriServe's warehouse facilities, truck delivery routes and administrative and other support functions. AmeriServe has developed a business restructuring plan to consolidate and integrate the acquired businesses. Actions identified in the plan include construction of new, strategically located, state-of-the-art distribution centers, closures of a number of distribution centers and expansions/reconfigurations of others, dispositions of property and equipment, conversions of computer systems, reductions in workforce, relocation of employees and centralization of support functions largely at the headquarters in Addison, Texas, a suburb of Dallas.

     Completion of the plan is expected to significantly increase operating efficiencies through warehouse economies of scale, increased delivery fleet utilization and centralized, streamlined support processes. Implementation of a major new computer software and hardware platform (discussed below under "Computer Systems and Year 2000 Issue") will facilitate actions to enhance productivity and centralize support processes.

     The restructuring plan consists of two phases. The first phase, which represents a substantial majority of the plan, is the consolidation of the business serving quick service restaurant customers. The second phase is the integration of the business serving casual dining restaurant customers into the quick service restaurant distribution network. The estimated ProSource exit cost reserves, primarily for lease liabilities and severance, associated with both phases of the plan are reflected in the final purchase price allocation.

     Cost savings resulting from the plan (including both phases) are estimated at approximately $115 million annually. The cost savings will build over time, reaching this savings run rate upon the substantial completion of the plan by mid 2001.

     The first phase of the plan is proceeding on schedule. As of August 10, 1999, AmeriServe has closed 29 quick service distribution centers and transferred the business to new or existing centers. Another eight closures are planned for the balance of 1999. Seven distribution centers have been expanded and/or significantly reconfigured, and the remaining facility planned for completion in 1999 is in process and on schedule. Operations have commenced at six newly constructed distribution centers in Orlando, FL, Denver, CO, Memphis, TN, Charlotte, NC, Atlanta, GA and Houston, TX. Another new distribution center in Kansas City, KS planned for completion in October 1999 is under construction and on schedule. As a result of these actions, 12 distribution centers are substantially complete with respect to consolidation of the quick service business, representing approximately 50% of quick service net sales. By the end of the third quarter of 1999, approximately 85% of quick service net sales are expected to be consolidated.

     AmeriServe will incur significant cash costs to effect the restructuring. Approximately $148.8 million in cash exit costs have been reserved for through restructuring charges in 1997, 1998 and the second quarter 1999, as well as reserves recorded as part of the purchase price allocations for ProSource and PFS. In the second quarter, AmeriServe completed the development of the restructuring plan, deciding to close additional distribution centers in 2000 previously under consideration. As a result, AmeriServe recorded additional restructuring charges of $4.0 million and increased restructuring reserves of $15.7 million as part of the final ProSource purchase price allocation. Cash outlays associated with these actions, primarily for employee severance and lease liabilities, will occur in 2000 and later years. Of the total in reserves established, $27.1 million has been spent through June 26, 1999, including $10.8 million in 1999, and approximately $25 million is expected to be spent over the balance of 1999, primarily representing employee severance and lease payments related to closed facilities.

     In addition, cash integration costs, which are expensed as incurred, totaled $81.5 million through June 26, 1999, including $40.2 million in 1999, and about $30 million is expected to be spent over the balance of 1999. These integration costs relate primarily to start-up of new or expanded distribution centers and other actions to facilitate the distribution network consolidation, and include both specifically identifiable and estimated distribution network inefficiencies, as well as activities to realign and centralize administrative and other support functions.

     All restructuring charges and integration costs are included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations.

CUSTOMER ACTIVITIES

     AmeriServe has been very active in solidifying relationships with existing customers, including TRICON Global Restaurants, Inc. (Tricon), AmeriServe's largest customer, and franchisees in the Tricon and Burger King systems, through long-term distribution agreements. Approximately 80% of AmeriServe's total business is covered by long-term agreements, with close to 75% of the business under contracts with three or more years of remaining term.

     As part of the Tricon and other new or revised distribution agreements, AmeriServe has moved a substantial portion of its business from pricing based on a percentage mark-up (over cost) to a fee per case mark-up. This change results in pricing that more closely correlates with AmeriServe's cost structure and insulates its gross profit from product cost and mix variability. Approximately 70% of AmeriServe's business is under fee per case pricing.

     In the course of revising or entering into new contracts, AmeriServe, in cooperation with customers, has identified supply chain efficiency and cost reduction opportunities benefiting both parties. These include reduced deliveries per week, after-hours delivery, electronic ordering and scheduled order-to-delivery windows, which also enhance order fulfillment accuracy.

     AmeriServe provides value-added services to customers such as consolidating purchases of low volume items to reduce the cost of these products, and management of freight costs in transporting products from vendors to AmeriServe's distribution centers, which reduces the freight component of product costs. AmeriServe has recently introduced a private label program under which nonproprietary supplies and food items are offered to customers. The ongoing expansion of these services and programs is expected to improve gross profit margins from current levels.

     During the second half of 1998, AmeriServe discontinued service to Wendy's company-owned and franchised restaurants as a result of a decision by Wendy's International, Inc. to transfer its business to a competitor. Net sales to the Wendy's concept were approximately $600 million annually.

COMPUTER SYSTEMS AND YEAR 2000 ISSUE

     AmeriServe's business activity requires the processing of thousands of transactions on a daily basis in the purchasing, transportation and warehousing of food and supply items and sale of these items to restaurant customers. AmeriServe's operational and financial stability is reliant upon the orderly flow of goods through the entire supply chain; i.e., from providers of food commodities to food processors to AmeriServe to customers' restaurants and finally to consumers. This flow of goods depends on the use of computerized systems throughout the supply chain.

     AmeriServe has taken a number of steps to assess and remediate its exposure to the Year 2000 (Y2K) computer program code problem. Findings to date include:

     - As measured by lines of program code, approximately 20% of AmeriServe's software required remediation for the Y2K code problem. Remediation and testing of these legacy applications is complete, and the applications representing approximately 65% of this code have been placed back into production. The one remaining application will be placed back into production in the third quarter of 1999.

     - The remaining 80% of software includes applications that are currently being replaced by a new software package platform (see discussion below) and several previously existing software application packages that will continue to be utilized. The providers of the software packages have certified that their products are Y2K compliant. AmeriServe has initiated testing procedures to verify compliance, and testing of human resource and purchasing applications are complete. Finance applications have been upgraded to the compliant version and testing is well underway. Upgrades and testing of PC-based applications are also in process. All testing activities will be completed in the third quarter.

     - AmeriServe has completed an assessment of its computer hardware and determined that approximately 30% of these devices were not Y2K compliant. Upgrades and replacements of critical assets, including mid-range systems and operating system software, are complete. Remediation of other assets, including desktops and laptops, will be completed in the third quarter.

     - AmeriServe has completed its assessment of other mechanical equipment and devices with electronic components possibly susceptible to the Y2K issue. Risk identified has been minimal. Upgrades and replacements of mission-critical systems are complete and the remainder will be completed in the third quarter.

     - AmeriServe has requested information regarding Y2K readiness from 2,300 product vendors and service providers and 7,400 customers. A systematic, objective evaluation process is being used to assess provider responses. Follow-up activities, including contingency planning, is underway with critical providers.

     - AmeriServe is using the services of outside experts to assist internal resources in the identification and remediation of Y2K issues in the various areas of exposure discussed above.

     Given the environment AmeriServe operates in, with rapid movement of high volumes of products in cooperation with a large number of trading partners, the risk of the Y2K issue is high and could result in a significant adverse effect on AmeriServe's operations. AmeriServe believes that software and equipment within its control are or will be timely compliant. The risk lies principally with AmeriServe's large base of suppliers and customers. Within these groups there is a wide range of exposure and resources focusing on potential Y2K issues. AmeriServe is limited in its ability to determine with a high degree of reliability the state of readiness of trading partners and to influence these partners to achieve timely compliance.

     AmeriServe has completed drafting a contingency plan focusing on critical business activities in the event of a disruption to the business. The plan will be finalized in the third quarter upon review and approval by management.

     As referred to above, AmeriServe is in the process of replacing critical applications and processes within its management information system with a new software and hardware platform. The software package platform includes integrated distribution operations and financial management applications. The new system complements the restructuring plan as it enhances productivity in distribution operations, streamlines and facilitates centralization of support processes and has the flexibility to meet customer-unique requirements. The implementation of the system is on schedule. As of August 10, 1999, approximately 90% of the quick service business is operating under the new system, with the remainder to be completed by the end of the third quarter. With respect to the former ProSource operations, AmeriServe intends to support the quick service business with the new system, but in the short-term will continue to utilize applications currently supporting the casual dining business. These applications have been remediated and tested and are being placed back into production as discussed above.

     The cash costs (excluding leased computer hardware) to implement the new system in the quick service business and perform the assessment and remediation of the Y2K issue will approximate $105 million. Of this amount, $87.3 million has been spent through June 26, 1999, including $37.0 million in 1999, and the remainder of approximately $17 million is expected to be spent over the balance of 1999. The costs to purchase and develop the software for the new system are being capitalized. The costs to re-engineer processes, roll-out the developed software (largely data conversion and training) and perform the assessment and remediation of the Y2K issue are expensed as incurred and included in "Restructuring and other unusual costs" in the Condensed Consolidated Statements of Operations.

ACCOUNTING CALENDAR

     As previously disclosed, AmeriServe is in the process of conforming the reporting of certain operations in order to adopt a 13-period accounting calendar for all the business. Under this calendar, the fiscal year consists of 13 four-week periods, with each of the first three quarters consisting of 12 weeks and the fourth quarter consisting of 16 weeks. As of June 26, 1999, approximately 70% of the business was on the new calendar, with the balance on a calendar with each quarter consisting of 13 weeks. The conversion is expected to be completed in 2000. Because of the phased nature of the conversion, which began in the fourth quarter of 1998, year-over-year comparisons of quarterly results have not been materially impacted, but disclosures of the impact will be made as necessary to help identify underlying trends.

RESULTS OF OPERATIONS

     The following table presents certain reported financial information of AmeriServe (see Condensed Consolidated Statements of Operations), expressed as a percentage of net sales:

                                                  SECOND QUARTER ENDED    YEAR-TO-DATE ENDED
                                                  ---------------------   -------------------
                                                  JUNE 26,     JUNE 27,   JUNE 26,   JUNE 27,
                                                    1999         1998       1999       1998
                                                  --------     --------   --------   --------
Net sales.......................................   100.0%       100.0%     100.0%     100.0%
Cost of goods sold..............................    91.0         90.5       91.2       90.4
                                                   -----        -----      -----      -----
Gross profit....................................     9.0          9.5        8.8        9.6
Distribution, selling and administrative
  expenses......................................     7.2          7.4        7.5        7.7
                                                   -----        -----      -----      -----
Operating income before depreciation,
  amortization and restructuring and other
  unusual costs.................................     1.8%         2.1%       1.4%       2.0%
                                                   =====        =====      =====      =====

  Second Quarter and Year-to-Date 1999 Compared to the Same Periods of 1998:

     Net sales in 1999 increased $499.8 million, or 30.4%, to $2.1 billion in the quarter and $1.4 billion, or 50.2%, to $4.2 billion year-to-date, primarily reflecting the acquisition of ProSource, partially offset by the discontinuance of the Wendy's business.

     Gross profit in 1999 increased $36.0 million, or 23.0%, to $192.2 million in the quarter and $100.7 million, or 37.7%, to $367.9 million year-to-date due primarily to the acquisition of ProSource. The margin decline of .5 of a point to 9.0% in the quarter and .8 of a point to 8.8% year-to-date reflected the impact of the ProSource acquisition. ProSource's casual dining business has higher product case costs as compared to AmeriServe's quick service business, resulting in a lower gross profit margin. AmeriServe's profitability is largely determined by the relationship of the negotiated mark-up, or distribution fee that is added to product cost to determine sales prices, to AmeriServe's operating costs. Therefore, a decline in the gross profit margin does not necessarily indicate a decline in profitability in dollars. Gross margins are expected to improve as value-added services provided for in certain recent customer contracts, such as private label sales and inbound freight management, are fully implemented.

     Distribution, selling and administrative expenses in 1999 increased $32.2 million, or 26.3%, to $154.4 million in the quarter and $98.3 million, or 46.3%, to $310.3 million year-to-date due primarily to the acquisition of ProSource. Distribution, selling and administrative expenses as a percent of net sales decreased .2 of a point to 7.2% in the quarter and .2 of a point to 7.5% year-to-date. This change primarily reflected the downward effect on the operating cost margin of the higher case sales prices in ProSource's casual dining business as compared to AmeriServe's quick service business (see gross profit discussion above).

     Operating income in 1999 before depreciation of property and equipment, amortization of intangible assets and restructuring and other unusual costs increased $3.8 million, or 11.2%, to $37.9 million in the quarter and $2.4 million, or 4.3%, to $57.5 million year-to-date, reflecting the ProSource acquisition, partially offset by the Wendy's discontinuance. As a percent of net sales, this income measure declined .3 of a point to 1.8% in the quarter and .6 of a point to 1.4% year-to-date. This change was driven by the factors impacting gross profit as discussed above.

     Depreciation of property and equipment in 1999 increased $5.5 million to $12.3 million in the quarter and $9.6 million to $22.1 million year-to-date due largely to the acquisition of ProSource.

     Amortization of intangible assets in 1999 increased $6.0 million to $13.3 million in the quarter and $11.3 million to $25.3 million year-to-date primarily reflecting the amortization of the intangible assets arising from the allocation of the ProSource purchase price.

     Restructuring and other unusual costs in 1999 of $44.4 million in the quarter and $67.0 million year-to-date consisted primarily of incremental costs associated with the distribution network consolidation and integration, the new computer system implementation and Y2K remediation. Costs in 1999 include $4.0 million in charges taken in the second quarter primarily for severance and lease liabilities arising from distribution center closure decisions to finalize the restructuring plan. Restructuring and other unusual costs in 1998 of $45.3 million in the quarter and $47.3 million year-to-date included $33.9 million in exit cost accruals and impairment charges in the second quarter primarily for distribution centers to be closed in connection with the revised restructuring plan to consolidate and integrate the newly acquired ProSource operations.

     Interest expense net of interest income in 1999 increased $3.0 million to $22.6 million in the quarter and $6.8 million to $43.6 million year-to-date reflecting increased borrowings on the revolving credit facility to largely fund restructuring activities and computer systems initiatives, as well as reduced interest income as cash equivalents on hand in 1998 were used to partially fund the acquisition of ProSource.

     Loss on sale of accounts receivable relates to an ongoing Accounts Receivable Program that provides financing capacity. (See Note 5 to the Condensed Consolidated Financial Statements.) Under the program, trade accounts receivable are sold to a wholly owned, special purpose, bankruptcy-remote, consolidated subsidiary, which in turn transfers the receivables to a master trust. The loss on sale of accounts receivable of $6.0 million in the quarter and $13.0 million year-to-date largely represents the return to investors in certificates issued by the master trust. The increase over 1998 of $.6 million in the quarter and $4.0 million year-to-date reflects the addition of ProSource accounts receivable as well as amendments to the program in the second half of 1998 that resulted in additional capacity.

     Provision for income taxes in 1999 primarily represents estimated current state and foreign income taxes payable. AmeriServe's net deferred tax assets are offset entirely by a valuation allowance, largely reflecting a net operating loss carryforward position for federal income tax purposes.

     Net loss in 1999 increased $10.4 million to $60.9 million in the quarter and $49.1 million to $114.0 million year-to-date driven by higher amortization of intangibles and financing costs, as well as increased restructuring expenses for the year-to-date.

  Comparison of Results of Operations on a Combined Basis:

     This supplementary information is provided to enhance comparisons of results of operations by taking into account the acquisition of ProSource. The combined results for the three and six months ended June 27, 1998 presented below include the historical results of ProSource for the periods prior to its May 1998 acquisition date. The following combined results do not purport to represent what the 1998 reported results would have been had the acquisition of ProSource actually occurred at the beginning of fiscal 1998 (in thousands):

                                            SECOND QUARTER ENDED                   YEAR-TO-DATE ENDED
                                     -----------------------------------   -----------------------------------
                                                        COMBINED                              COMBINED
                                     JUNE 26,           JUNE 27,           JUNE 26,           JUNE 27,
                                       1999       %       1998       %       1999       %       1998       %
                                     --------   -----   --------   -----   --------   -----   --------   -----
Net sales..........................  $2,145.8   100.0   $2,316.3   100.0   $4,160.2   100.0   $4,430.0   100.0
Cost of goods sold.................   1,953.6    91.0   2,106.8     91.0    3,792.4    91.2   4,031.4     91.0
                                     --------   -----   --------   -----   --------   -----   --------   -----
Gross profit.......................     192.2     9.0     209.5      9.0      367.8     8.8     398.6      9.0
Distribution, selling and
  administrative expenses..........     154.3     7.2     170.2      7.3      310.3     7.5     335.0      7.6
                                     --------   -----   --------   -----   --------   -----   --------   -----
Operating income before
  depreciation, amortization and
  restructuring and other unusual
  costs............................  $   37.9     1.8   $  39.3      1.7   $   57.5     1.4   $  63.6      1.4
                                     ========   =====   ========   =====   ========   =====   ========   =====

     Management fees to Holberg Industries, Inc. included in distribution, selling and administrative expenses in both 1999 and 1998 were $.9 million in the quarter and $1.8 million year-to-date.

     Included in 1999 distribution, selling and administrative expenses presented above are estimated cost inefficiencies of $2.9 million in the quarter and $7.9 million year-to-date that relate to distribution centers in the AmeriServe (pre-acquisitions) and ProSource networks not yet consolidated as part of the restructuring plan. AmeriServe believes these operating costs could have been eliminated independent of the restructuring plan. Such amounts included in 1998 expenses presented above were approximately $2.9 million in the quarter and $6.0 million year-to-date. No estimates were developed for ProSource for periods prior to its May 1998 acquisition, and no estimates were developed for PFS as it was assumed to be reasonably efficient.

     Results for the quarter were dampened by the ineffectiveness of Tricon's promotional tie-in with Star Wars to drive sales, compounded by operating incremental costs incurred to stock related promotional items and prepare for anticipated case volume growth. The Tricon business, including both company-owned and franchised stores in the Pizza Hut, Taco Bell and KFC systems, represents approximately 39% of AmeriServe's net sales.

     Net sales in 1999 decreased $170.5 million, or 7.4%, in the quarter and $269.8 million, or 6.1%, year-to-date. Net sales increased 3.3% in the quarter and 3.8% year-to-date after adjusting 1998 combined net sales for the estimated impact of the discontinued Wendy's business of $162 million in the quarter and $313 million year-to-date and the change in accounting calendar from 13 weeks in the quarter to 12 weeks of $77 million in the quarter and $110 million year-to-date (see discussion under "Accounting Calendar" above). At June 26, 1999, the approximate number of stores served by AmeriServe was 36,700 compared to 38,200 at the same time last year, including over 700 stores in Canada and Mexico in both years. The decrease was driven by the discontinuance of the Wendy's business, which represented approximately 2000 stores.

     The adjusted net sales growth of 3.3% in the quarter and 3.8% year-to-date reflected strong case volume growth in the casual dining business. In the quick service business, lower case volumes per store more than offset growth in stores served by AmeriServe.

     Gross profit in 1999 decreased $17.3 million, or 8.3%, in the quarter and $30.8 million, or 7.7%, year-to-date, reflecting the discontinuance of the Wendy's business and the accounting calendar change. The gross margin was even for the quarter and declined .2 of a point to 8.8% year-to-date. The relatively faster growth of casual dining case volumes had a downward effect on reported gross margins (see gross profit discussion above). Gross margins are expected to improve as value-added services provided for in certain recent customer contracts, such as private label sales and inbound freight management, are fully implemented.

     Operating expenses in 1999 declined $15.9 million, or 9.3%, in the quarter and $24.7 million, or 7.4%, year-to-date. As a percent of net sales, operating expenses declined .1 of a point to 7.2% in the quarter and .1 of a point to 7.5% year-to-date. This performance reflected the impact of the net sales decrease, the relatively faster growth of the casual dining business and lower administrative expenses at the former ProSource headquarters.

LIQUIDITY AND CAPITAL RESOURCES

     AmeriServe's sources of liquidity include the following:

     - Cash provided by ongoing operating activities.

     - A credit facility of up to $220 million, of which $199.6 was available before $64.1 in borrowings and $11.6 in letters of credit at June 26, 1999. (See Note 4 to the Condensed Consolidated Statements of Operations.)

     - Proceeds from the Accounts Receivable Program of up to $485 million, temporarily increased (through September 28, 1999) to $585 million in anticipation of peak summer sales, of which $475 million was available and fully used at June 26, 1999. (See Note 5 to the Condensed Consolidated Statements of Operations.)

     - Future proceeds from sales of warehouse facilities and excess transportation equipment estimated to be $25-35 million for the balance of 1999.

     - Lease financing of warehouse facility construction and purchases of delivery fleet, material handling equipment and computer hardware.

     AmeriServe believes that its liquidity sources will be adequate to fund the approximately $72 million in cash needs for the balance of 1999 relating to the consolidation and integration actions and computer systems initiatives (discussed above under "Business Restructuring" and "Computer Systems and Year 2000 Issue", respectively). Cash capital expenditures for 1999, in addition to amounts included in the computer systems initiatives, are estimated to be about $25 million, of which $18 million has been spent year-to-date. The following table indicates the nature and timing of cash expenditures associated with the restructuring and computer systems initiatives (in millions):

                                          1998    SECOND     YEAR      TOTAL       BALANCE
                                          AND     QUARTER   TO DATE   SPENDING     OF 1999
                                          1997     1999      1999     TO DATE    (ESTIMATED)
                                         ------   -------   -------   --------   -----------
Cash expenditures for:
Lease liabilities, severance and other
  exit costs(a)........................  $ 16.3    $ 5.2     $10.8     $ 27.1        $25
Integration costs(b)...................    41.3     26.0      40.2       81.5         30
New computer system implementation and
  Y2K remediation(c)...................    50.3     20.0      37.0       87.3         17
                                         ------    -----     -----     ------        ---
                                         $107.9    $51.2     $88.0     $195.9        $72
                                         ======    =====     =====     ======        ===

---------------

(a) Spending is charged against exit cost reserves, totaling $148.8 million, that were established at the time the specific planned facility closure actions were finalized and approved. This amount reflects restructuring charges recorded in 1997 ($13.4 million), 1998 ($12.7 million) and the second quarter of 1999 ($4.0 million) for planned closures of then existing facilities, as well as reserves recorded in the PFS and ProSource purchase price allocations ($118.7 million) for planned closures of acquired facilities.

(b)  Spending is expensed as incurred.

(c) The portion of the spending representing costs to purchase and develop software is capitalized. All other spending is expensed as incurred. Amounts included above that were capitalized were $6 million in the second quarter and $14 million year-to-date.

  Year-to-Date 1999 Compared to Year-to-Date 1998:

     Net cash used for operating activities decreased $6.5 million to $93.3 million in 1999. This performance primarily reflected a reduction in assets and liabilities of $51.2 million driven by timing of accounts payable payments, partially offset by the increased net loss of $44.7 million after adjustment for noncash depreciation, amortization and impairment charges.

     The Tricon promotional tie-in resulted in higher inventory and accounts payable associated with toys and other promotional items. Under agreement with Tricon, which funded the purchases of the promotional items from vendors, AmeriServe will reimburse Tricon as the items are sold to stores.

     Net cash used for investing activities decreased $319.5 million to $18.3 million in 1999 primarily due to the ProSource acquisition in 1998. Higher capital expenditures of $13.5 million, driven by capitalized computer software development costs and spending associated with warehouse facility development, were more than offset by an increase in net cash transfers from affiliates of $19.5 million.

     Net cash provided by financing activities decreased $110.7 million to $108.2 million in 1999. This change was largely due to a decrease in proceeds from sale of accounts receivable of $95 million and capital contributions from NEHC of $25 million, reflecting the 1998 funding of the ProSource acquisition, partially offset by increased borrowings on the revolving credit facility of $13.7 million.

SEASONALITY AND GENERAL PRICE LEVELS

     Historically, AmeriServe's operating results have reflected seasonal variations. AmeriServe experiences lower net sales and operating profits in the first and fourth calendar quarters, with the effects being more pronounced in the first quarter. Additionally, the effect of these seasonal variations is more pronounced in regions where winter weather is generally more inclement. AmeriServe is in the process of adopting a 13-period fiscal year calendar (see discussion under "Accounting Calendar" above). Under this calendar, the first three quarters consist of 12 weeks and the fourth quarter consists of 16 weeks. As a result, reported net sales and operating profits for the fourth quarter will not necessarily decline from the second and third quarters.

     Inflation has not had a significant impact on AmeriServe operations. Food price deflation could adversely affect profitability as approximately 30% of AmeriServe's sales are at prices based on product cost plus a percentage markup.

CAUTIONARY STATEMENTS

  Restructuring Risk

     As discussed above under "Business Restructuring," AmeriServe is in the process of implementing a comprehensive restructuring involving consolidation and transfer of business among warehouse facilities, re-routing of truck deliveries, consolidation and streamlining of support functions and relocation and training of employees. AmeriServe is investing significant cash expenditures to effect the restructuring plan, with the expectation of substantial cost savings upon its completion.

     While AmeriServe has made significant progress, there can be no assurance that the restructuring actions will be completed on time, that business operations will not be disrupted during the remaining restructuring period, that spending will be within projected levels and that the expected cost savings will be achieved. While AmeriServe believes it has the resources to meet the objectives, the ultimate level and timing of efficiencies to be realized are subject to its ability to manage through the complexities of the restructuring plan and respond to unanticipated events.

  Computer Systems Risk

     As discussed above under "Computer Systems and Year 2000 Issue," AmeriServe is implementing a new computer software and hardware platform that will enhance productivity in distribution operations, streamline support processes and significantly reduce AmeriServe's exposure to the Y2K code problem. AmeriServe is also remediating Y2K code problems in applications that will not be replaced by the new system. These activities are occurring concurrently with the restructuring actions.

     While AmeriServe has made substantial progress, there can be no assurance that the system implementation and Y2K remediation efforts will be completed on time, that business operations will not be disrupted and that spending will be within projected levels.

  Industry and Customer Risk

     AmeriServe's future results are subject to economic and competitive risks and uncertainties in the chain restaurant and foodservice distribution industries and in the economy, generally. The trend of consolidation in the foodservice distribution industry, as evidenced by AmeriServe's acquisition activity, may further intensify competitive pressures. While AmeriServe will take appropriate actions to retain desired business, some loss of customers during this transition period has occurred and is a continuing risk. In addition, the activities associated with the restructuring plan and computer systems initiatives increase the risk of business disruption; therefore, there can be no assurance of AmeriServe's consistent achievement of service level requirements set forth in customer contracts. Management believes that completion of the restructuring plan will enhance AmeriServe's position as one of the most efficient distributors in its industry and, therefore, highly competitive in pricing and customer service.

     With respect to risk of customer concentration, approximately 21% of AmeriServe's net sales are to Tricon and 10% are to Darden Restaurants, Inc., which owns all the Red Lobster and Olive Garden restaurants. AmeriServe provides service to Tricon's U.S. company-owned restaurants under a long-term exclusive distribution agreement that, including a two and one-half year extension option, expires July 2007. Tricon is actively engaged in the sale to franchisees of company-owned restaurants covered by the distribution agreement. While the distribution agreement provides that prior to sales of Pizza Hut and Taco Bell restaurants, such franchisees will enter into distribution agreements with AmeriServe on substantially similar terms, there can be no assurance that the transition from company-owned to franchised status will not affect AmeriServe's results. AmeriServe provides service to Red Lobster and Olive Garden restaurants under exclusive distribution agreements effective June 1997 and expiring in May 2002.

  Risk of Leverage

     AmeriServe is and will continue to be highly leveraged as a result of indebtedness incurred in connection with the acquisitions and restructuring plan. AmeriServe's ability to meet interest payments, refinance the debt or ultimately repay the debt is subject to the risks and uncertainties discussed above.

     For additional factors that could cause AmeriServe's actual results to differ materially from expected and historical results, see the "Risk Factors" set forth in AmeriServe's amended Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 30, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     AmeriServe's Senior Notes and Senior Subordinated Notes carry fixed interest rates and, therefore, do not expose AmeriServe to the risk of earnings or cash flow loss due to changes in market interest rates.

     AmeriServe is exposed to market interest rates in connection with its accounts receivable program and credit facility. As discussed in Management Discussion and Analysis of Financial Condition and Results of Operations under "Results of Operations," the loss on sale of accounts receivable as reported in the Condensed Consolidated Statements of Operations largely represents the return to investors in variable interest rate certificates issued by a master trust to which the rights of ownership of a substantial majority of AmeriServe's accounts receivable have been transferred. At June 26, 1999, the master trust had certificates outstanding of $475 million. Borrowings against AmeriServe's credit facility, which totaled $64.1 million at June 26, 1999, also carry variable interest rates. (See Notes 4 and 5 to the Condensed Consolidated Financial Statements).

     At June 26, 1999, AmeriServe is not engaged in other contracts which would cause exposure to the risk of material earnings or cash flow loss due to changes in market commodity prices, foreign currency exchange rates or interest rates.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          2.1            -- Asset Purchase Agreement between PepsiCo, Inc. and Nebco
                            Evans Holding Company (incorporated by reference to
                            Exhibit 2.2 to the Registrant's Registration Statement
                            Form S-4 No. 333-33225 filed August 8, 1997).
          2.2            -- Agreement and Plan of Merger, dated as of January 29,
                            1998, by and among AmeriServe Food Distribution, Inc.,
                            Steamboat Acquisition Corp. and ProSource, Inc.
                            (incorporated by reference to Exhibit 2.1 to the
                            Registrant's Current Report on Form 8-K, dated January
                            29, 1998).
          2.3            -- Voting Agreement, dated as of January 29, 1998, by and
                            among AmeriServe Food Distribution, Inc., Steamboat
                            Acquisition Corp. and Onex DHC LLC and certain of its
                            affiliates (incorporated by reference to Exhibit 2.2 to
                            the Registrant's Current Report on Form 8-K, dated
                            January 29, 1998).
          3.1            -- Amended and Restated Certificate of Incorporation of
                            AmeriServe Food Distribution, Inc. (formerly AmeriServ
                            Food Company, successor to AmeriServe Food Distribution,
                            Inc.) (incorporated by reference to Exhibit 3.1 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.2            -- Amended and Restated Bylaws of AmeriServe Food
                            Distribution, Inc. (formerly AmeriServ Food Company,
                            successor to AmeriServe Food Distribution, Inc.)
                            (incorporated by reference to Exhibit 3.2 to the
                            Registrant's Annual Report on Form 10-K filed March 27,
                            1998).
          3.3            -- Articles of Incorporation of AmeriServe Transportation,
                            Inc. (incorporated by reference to Exhibit 3.5 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.4            -- By-Laws of AmeriServe Transportation, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          3.5            -- Articles of Incorporation of Chicago Consolidated
                            Corporation (incorporated by reference to Exhibit 3.7 to
                            the Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.6            -- By-Laws of Chicago Consolidated Corporation (incorporated by reference to Exhibit 3.8 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.7            -- Articles of Incorporation of Northland Transportation
                            Services, Inc. (incorporated by reference to Exhibit 3.9
                            to the Registrant's Registration Statement on Form S-4
                            No. 333-33225 filed August 8, 1997).
          3.8            -- By-Laws of Northland Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.10 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.9            -- Articles of Incorporation of Delta Transportation, Ltd.
                            (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          3.10           -- By-Laws of Delta Transportation, Ltd. (incorporated by
                            reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
          3.11           -- Articles of Incorporation of PSD Transportation Service,
                            Inc. (incorporated by reference to Exhibit 3.11 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.12           -- By-Laws of PSD Transportation Services, Inc.
                            (incorporated by reference to Exhibit 3.12 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.13           -- Certificate of Incorporation of PSC Services of Florida,
                            Inc. (incorporated by reference to Exhibit 3.13 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.14           -- By-Laws of PSC Services of Florida, Inc. (incorporated by reference to Exhibit 3.14 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.15           -- Certificate of Incorporation of BroMar Services, Inc.
                            (incorporated by reference to Exhibit 3.15 to the
                            Registrant's Registration Statement on Form S-4 No.
                            33-33225 filed August 8, 1997).
          3.16           -- By-Laws of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.16 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.17           -- Certificate of Amendment to the Certificate of
                            Incorporation of BroMar Services, Inc. (incorporated by
                            reference to Exhibit 3.17 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          3.18           -- Certificate of Incorporation of ProSource Mexico
                            Holdings, Inc. (incorporated by reference to Exhibit 3.18
                            to the Registrant's Registration Statement on Form S-4
                            No. 33-33225 filed August 8, 1997).
          3.19           -- By-Laws of ProSource Mexico Holdings, Inc. (incorporated by reference to Exhibit 3.19 to the Registrant's
                            Registration Statement on Form S-4 No. 33-33225 filed
                            August 8, 1997).
          4.1            -- Indenture, dated as of October 15, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the Senior Notes (incorporated by reference to
                            Exhibit 4.1 to the Registrant's Registration Statement on
                            Form S-4 No. 333-38337 filed October 21, 1997).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
          4.2            -- Supplemental 8 7/8% New Senior Notes Indenture, dated as of December 23, 1997, by and among AmeriServe Food
                            Distribution, Inc., AmeriServ Food Company, and State
                            Street Bank and Trust Company, as Trustee (incorporated
                            by reference to Exhibit 4.2 to the Registrant's Current
                            Report on Form 8-K, dated December 28, 1997).
          4.3            -- Indenture, dated as of July 11, 1997, by and among
                            AmeriServe Food Distribution, Inc., the Subsidiary
                            Guarantors and State Street Bank and Trust Company, with
                            respect to the new Senior Subordinated Notes
                            (incorporated by reference to Exhibit 4.1 of the
                            Registrant's Registration Statement on Form S-4 No.
                            333-33225 filed August 8, 1997).
          4.4            -- Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company, as
                            Trustee (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K, dated December
                            28, 1997).
          4.7            -- Second Supplemental 8 7/8% New Senior Notes Indenture,
                            dated as of May 21, 1998, by and among AmeriServe Food
                            Distribution, Inc. and State Street Bank and Trust
                            Company (incorporated by reference to Exhibit 4.1 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
          4.8            -- Second Supplemental 10 1/8% New Senior Subordinated Notes
                            Indenture, dated as of December 23, 1997, by and among
                            AmeriServe Food Distribution, Inc., AmeriServ Food
                            Company, and State Street Bank and Trust Company
                            (incorporated by reference to Exhibit 4.3 to the
                            Registrant's Current Report on Form 8-K dated May 21,
                            1998).
         10.1            -- Registration Rights Agreement, dated as of July 11, 1997, by and among AmeriServe Food Distribution, Inc., the
                            Subsidiary Guarantors and Donaldson, Lufkin & Jenrette
                            Securities Corporation (incorporated by reference to
                            Exhibit 10.1 to the Registrant's Registration Statement
                            on Form S-4 No. 333-33225 filed August 8, 1997).
         10.2            -- Registration Rights Agreement, dated as of October 15,
                            1997, by and among AmeriServe Food Distribution, Inc.,
                            the Subsidiary Guarantors and Donaldson, Lufkin &
                            Jenrette Securities Corporation (incorporated by
                            reference to Exhibit 10.1 to the Registrant's
                            Registration Statement on Form S-4 No. 333-38337 filed
                            October 21, 1997).
         10.3            -- Employment Agreement, dated as of December 23, 1986
                            between AmeriServe Food Distribution, Inc. and Raymond E.
                            Marshall, as amended by Amendment to Employment
                            Agreement, dated as of January 1, 1995 (incorporated by
                            reference to Exhibit 10.4 to the Registrant's
                            Registration Statement on Form S-4 No. 333-33225 filed
                            August 8, 1997).
         10.4            -- Employment Agreement, dated as of July 1, 1998 between
                            AmeriServe Food Distribution, Inc. and Thomas C.
                            Highland. (incorporated by reference to Exhibit 10.4 to
                            the Registrant's Annual Report on Form 10-K filed March
                            25, 1999).
         10.5            -- Employment Agreement, dated as of November 26, 1997
                            between AmeriServe Food Distribution, Inc. and Kenneth R.
                            Lane. (incorporated by reference to Exhibit 10.5 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).
         10.6            -- Employment Agreement, dated as of August 15, 1997 between
                            AmeriServe Food Distribution, Inc. and Diana M. Moog.
                            (incorporated by reference to Exhibit 10.6 to the
                            Registrant's Annual Report on Form 10-K filed March 25,
                            1999).

        EXHIBIT
         NUMBER                                    EXHIBIT
        -------                                    -------
         10.7            -- Amended and Restated Sales and Distribution Agreement
                            dated as of November 1, 1998, by and among PFS, Pizza
                            Hut, Taco Bell, Kentucky Fried Chicken Corporation and
                            Kentucky Fried Chicken of California, Inc. (incorporated
                            by reference to Exhibit 10.7 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.8            -- Third Amended and Restated Credit Agreement, dated as of
                            May 21, 1998 among AmeriServe Food Distribution, Inc.,
                            Bank of America National Trust and Savings Association,
                            as Administrative Agent, Donaldson, Lufkin and Jenrette
                            Securities Corporation, as Documentation Agent, Bank of
                            America National Trust and Savings Association, as Letter
                            of Credit Issuing Lender and the Other Financial
                            Institutions Party Thereto, Arranged by BancAmerica
                            Robertson Stephens (incorporated by reference to Exhibit
                            10.1 to the Registrant's Quarterly Report on Form 10-Q
                            filed November 10, 1998).
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998. (incorporated by
                            reference to Exhibit 10.9 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A. (incorporated by reference
                            to Exhibit 10.10 to the Registrant's Annual Report on
                            Form 10-K filed March 25, 1999).
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.11 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.12 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.13 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to Nebco
                            Evans Holding Company's Registration Statement on Form
                            S-8 No. 333-53095 filed on May 20, 1998).
         10.15           -- Omnibus Amendment No. 1 to Series 1998-1 Supplement to
                            Pooling and Services Agreement, dated as of June 1, 1999
                            among AmeriServe Funding Corporation, AmeriServe Food
                            Distribution, Inc. and Norwest Bank Minnesota, N.A.*
         10.16           -- Omnibus Amendment No. 1 to Series 1998-4 Supplement to
                            Pooling and Services Agreement, dated as of June 1, 1999
                            among AmeriServe Funding Corporation, AmeriServe Food
                            Distribution, Inc. and Norwest Bank Minnesota, N.A.*
         27.1            -- Financial Data Schedule.*

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

Date: August 10, 1999

                                            By:    /s/ STAN SZLAUDERBACH

                                              ----------------------------------
                                                      Stan Szlauderbach,
                                                      Vice President and
                                                   Chief Accounting Officer

Date: August 10, 1999

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
         10.9            -- First Amendment to Third Amended and Restated Credit
                            Agreement, dated as of July 24, 1998. (incorporated by
                            reference to Exhibit 10.9 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.10           -- Amended and Restated Pooling and Servicing Agreement,
                            dated as of July 28, 1998 among AmeriServe Funding
                            Corporation, AmeriServe Food Distribution, Inc. and
                            Norwest Bank Minnesota, N.A. (incorporated by reference
                            to Exhibit 10.10 to the Registrant's Annual Report on
                            Form 10-K filed March 25, 1999).
         10.11           -- Series 1998-1 Supplement to Pooling and Servicing
                            Agreement, dated as of July 28, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.11 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.12           -- Series 1998-3 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.12 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.13           -- Series 1998-4 Supplement to Pooling and Servicing
                            Agreement, dated as of December 18, 1998 among AmeriServe
                            Funding Corporation, AmeriServe Food Distribution, Inc.
                            and Norwest Bank Minnesota, N.A. (incorporated by
                            reference to Exhibit 10.13 to the Registrant's Annual
                            Report on Form 10-K filed March 25, 1999).
         10.14           -- Nebco Evans Holding Company 1998 Management Stock Option
                            Plan (incorporated by reference to Exhibit 4.2 to Nebco
                            Evans Holding Company's Registration Statement on Form
                            S-8 No. 333-53095 filed on May 20, 1998).
         10.15           -- Omnibus Amendment No. 1 to Series 1998-1 Supplement to
                            Pooling and Services Agreement, dated as of June 1, 1999
                            among AmeriServe Funding Corporation, AmeriServe Food
                            Distribution, Inc. and Norwest Bank Minnesota, N.A.*
         10.16           -- Omnibus Amendment No. 1 to Series 1998-4 Supplement to
                            Pooling and Services Agreement, dated as of June 1, 1999
                            among AmeriServe Funding Corporation, AmeriServe Food
                            Distribution, Inc. and Norwest Bank Minnesota, N.A.*
         27.1            -- Financial Data Schedule.*

---------------

* Filed herewith.